Form 10-K
period 2025-12-31
CINCINNATI BELL INC
filed 2026-03-19
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Yes ☐ No ☒

As of December 31, 2025, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-K with the SEC on a voluntary basis.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I

Item 1. Business

Overview and Strategy

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. The Company operates its businesses through one segment: Network. The Company's ("Midwest") Network operations serves customers in Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana ("Greater Cincinnati"), and communities near Dayton and Columbus, Ohio and expansion markets further into Southwest Ohio, through our altafiber brand. The Company also serves customers in Hawaii through our Hawaiian Telcom brand.

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook agreed to acquire the CBTS and OnX businesses (the "Disposal Group") from the Company for a purchase price of $670.0 million. Management determined that the CBTS and OnX operations that were covered by the Purchase Agreement would be reported as discontinued operations for all comparable periods beginning January 1, 2022. On December 2, 2024, Cincinnati Bell completed the transaction.

On March 13, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement, and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent.

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of its 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were then delisted from the NYSE. As a result of the Merger Agreement, the Company has ceased to be subject to the filing requirements under Sections 12(b), 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended; however, due to contractual provisions in certain indentures, the Company is required to voluntarily file certain periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

This Annual Report on Form 10-K provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2025 and our results of operations for the years ended December 31, 2025, 2024, and 2023.

Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP.

The Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city on Oahu, as well as the growing neighbor islands. As a result of the acquisition, the Company operates an aggregate of approximately 23,100 fiber route miles. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC ("Agile") for total cash consideration of $65.5 million. Agile provides customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

The Company continues the transformation to a state-of-the art fiber company from a legacy copper-based telecommunications company.

Form 10-K Part I	Cincinnati Bell Inc.

During the year, we passed an additional 142,900 Fiber to the Premise ("FTTP") addresses across all of our markets. The Company is focused on building these addresses as FTTP has become a more relevant solution for our customers. As of December 31, 2025, the Company is able to provide FTTP internet services to approximately 1,442,400 FTTP customer locations.

In 2025, the Company completed building to single family homes in the Cincinnati ILEC territory (defined on page 5). The Company will continue to build FTTP addresses within its ILEC territory as new neighborhoods are established and pursue success-based MDU and business opportunities. During 2025, we built 24,900 FTTP addresses within our ILEC footprint and continued the network expansion to the areas around Dayton, Ohio and Columbus, Ohio building approximately 40,000 and 10,000 FTTP addresses, respectively. As of December 31, 2025, the Company is able to provide FTTP internet services to approximately 167,500 addresses outside of its traditional ILEC footprint. In 2026, the Company will continue the expansion further into Southwest Ohio with subsidy support of $50 million from a grant awarded in the third quarter of 2024 to build fiber routes to 38,000 addresses. In Hawaii, we will complete the build out of the network to single family homes across Oahu and the neighbor islands while also retiring legacy copper assets.

During 2025, we passed an additional 66,500 FTTP addresses in Hawaii, as we continued our focus on building to single family homes in Hawaii. As of December 31, 2025, the company has passed 467,300 FTTP addresses across the state of Hawaii, covering approximately 85% of the single family unit ("SFU") households in the state.

High demand for Strategic products (defined on page 5) resulted in $725.4 million of revenue for 2025, up $51.8 million compared to 2024, mitigating the decline in Legacy products (defined on page 5). The primary focus of our investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year revenue and subscribers for these products are outlined in the tables below:

	Year Ended December 31,
Midwest Operating Territory	2025	2024	2023
Strategic Revenue (in millions):	$553.8	$523.9	$486.3
Subscribers (in thousands):
Internet	389.8	366.5	330.5
Video	103.5	112.8	121.5

	Year Ended December 31,
Hawaii Operating Territory	2025	2024	2023
Strategic Revenue (in millions):	$171.6	$149.7	$130.9
Subscribers (in thousands):
Internet	128.0	105.5	87.4
Video	37.8	35.0	34.1

In 2025, the Company invested $548.4 million to continue to evolve and optimize network assets in support of its migration from Legacy products to new technology. These investments position the Company to meet increased business and carrier demand within the Midwest. In Hawaii, these expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. As of December 31, 2025, the Company has:

•
expanded the fiber network to span more than 18,900 route miles in the Midwest and 7,300 route miles in Hawaii; and
•
provided cell site back-haul services to approximately 81% of the 1,236 cell sites in the Midwest market, all of which are lit with fiber, and more than 92% of the 1,084 cell sites in Hawaii, nearly all of which are lit with fiber.

The Company's expanding fiber assets allow us to support the ever-increasing demand for data, video and internet devices with speed, agility and security. We believe our fiber investments are a long-term solution for our customers' bandwidth needs.

Form 10-K Part I	Cincinnati Bell Inc.

Operations

As of December 31, 2025, the Company operated one segment: Network.

The Network segment provides products and services that can be categorized as Strategic, Legacy or Other. The table below demonstrates how our products and services are categorized:

Network
	Strategic	Legacy	Other
Data	Fiber to the Premise (“FTTP”)	Internet (10Mb)
	Ethernet (>10Mb)	DS0 (3), DS1, DS3
	Dedicated Internet Access	TDM (4)
	Small Cell	Ethernet (<10 Mb)
IRU (1)
SONET (2)
Direct Colocation
Managed Towers
Data Connectivity
Voice		Traditional and Fiber Voice
Consumer Long Distance
Business Long Distance
Switched Access
Digital Trunking Unified Communications as a Services Contact Center Multi-Protocol Label Switching
Video	Television Service
Other			Wire care
Franchise fees
Regulatory fees
Subsidized fiber build projects
Hardware sales
Maintenance
Time and materials projects
Cloud services

(1)
Indefeasible Right of Use
(2)
Synchronous Optical Network
(3)
Digital Signal
(4)
Time Division Multiplexing

We provide products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets around Dayton, Ohio and Columbus, Ohio. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton, Columbus and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. Hawaiian Telcom, a subsidiary of the Company, is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services, including video, are offered on all of Hawaii’s major islands. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired OTT which provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

Form 10-K Part I	Cincinnati Bell Inc.

Our key products and services include the following:

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

Video

Video represents the consumer entertainment product offered over the Company's fiber network. As of December 31, 2025, we have 103,500 video subscribers in the Midwest. Our video customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR, video On-Demand and access to a live TV streaming application.

In Hawaii, the Company launched its next-generation video service on the island of Oahu in July 2011 and on Hawaii's neighbor islands in 2024. Our video offering is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. We had 37,800 subscribers in Hawaii as of the end of 2025.

Other

Other revenue is not further disaggregated as Strategic or Legacy and primarily consists of revenue generated from wiring projects for enterprise customers, support from the Connect America Fund and Rural Digital Opportunity Fund (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), hardware sales, advertising, directory assistance, late payment and reactivation fees, maintenance and information services. Other revenue includes subsidized fiber build project revenue related to extending the Company’s fiber network in the Midwest territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract.

Form 10-K Part I	Cincinnati Bell Inc.

Sales and Distribution Channels

We utilize a number of distribution channels to acquire customers. As of December 31, 2025, the Company operated nine retail stores in the Midwest and one store in Hawaii to market and distribute our suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

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

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2025, approximately 70% of the Midwest's programming was sourced from the NCTC and approximately 50% of Hawaiian Telcom’s programming was sourced from the NCTC.

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

Employees and Human Capital Resources

At December 31, 2025, the Company had approximately 2,100 employees. Approximately 40% of its employees are covered by collective bargaining agreements. Approximately 23% of all employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 20% of all employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective until the second quarter of 2026 and third quarter of 2028, respectively.

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

Safety – The Company is focused on establishing safety as a core value among employees with the primary goal that every employee returns home safely at the end of the day. This applies not only to our field technicians and warehouse personnel but also to our employees working in an office environment. As a result, the Company has hired additional staff to increase safety training, observe and assist in building our overall safety culture. In February 2026, we achieved ISO 45001:2018 certification, highlighting our commitment to high-standard occupational health and safety management, reducing risks, preventing injuries, and compliance with occupational health and safety regulations.

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
Migrating to electric vehicles in our Midwest fleet.

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

We face competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. Also, cable competitors that have existing service relationships with the Company's customers offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. As a result of wireless substitution, legacy voice lines decreased by 13% and 9% in Cincinnati and Hawaii, respectively, in 2025 compared to 2024.

In addition, our fiber-based products face competition from a number of different sources including cable operators, other telecom companies, fixed wireless companies, niche fiber companies, and companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased churn and decreased penetration in our Video products. If the Company is unable to effectively implement strategies to attract and retain video and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, our revenues will be adversely affected.

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

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors have resulted in impairment charges in 2025, and could result in future impairment charges. In 2025, the Company recorded a goodwill impairment charge of $36.2 million related to the Agile reporting unit. Such factors include operating performance of the business, the execution of the Company’s network build plan, growth of consumer and business activations, achieving expected penetration rates in new markets, higher than anticipated churn, changes in customer behavior post-pandemic, changes in discount rates, or other key business initiatives. Additionally, the value of comparable companies may also impact the fair value of our reporting units, which could result in a write-down of goodwill and reduction to net income.

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

The Company generates revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiaries continue to experience substantial access line losses due to a number of factors, including wireless and broadband substitution. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with alternative sources of revenue would adversely impact the Company's revenues, earnings and cash flow from operations.

The Company has provided alternative sources of revenue by way of its fiber-based products. In addition, as a larger portion of our customer base has already migrated to these new product offerings, a decreased growth rate of fiber-based products can be expected. Moreover, we cannot provide assurance that the revenues generated from our new offerings will mitigate revenue losses from the reduced sales of our legacy products or that our new strategic offerings will be as successful as anticipated.

Negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers. In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content resulting in increased costs.

We must negotiate with the content owners of the programming that we carry. These content owners are the exclusive provider of the channels they offer. If we are unable to reach a mutually-agreed upon contract with a content owner, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels. The loss of content could result in our loss of customers who place a high value on the particular content that is lost. In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one, and carry and pay for content with which customers do not associate much value, in order to have access to other content with which customers do associate value. Some of our competitors have a materially larger scale than we do and may, as a result, be better positioned than we are in such negotiations. As a result of these factors, the expense of content may continue to increase and have a material adverse impact on the Company’s results of operations and cash flows.

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

As broadband utilization rates of these services continue to grow, our high-speed internet customers may use much more bandwidth than in the past for video streaming and gaming. If this continues to occur and our existing network capacity becomes unable to handle the increased demand, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers. We may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.

Form 10-K Part I	Cincinnati Bell Inc.

An IT and/or network security breach or cyber-attack could lead to unauthorized use or disabling of our network, theft of customer data or other sensitive data, unauthorized use or publication of our confidential business information and could have a material adverse effect on our business.

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

While we have experienced minor cybersecurity incidents typical of our industry, to date none has had a material impact on our operations, financial condition, or results of operations. We continue to evaluate security risks and proactively review and adopt control measures that address current and future physical and cyber security threats.

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

We maintain board-level and management oversight of cybersecurity risks and a formal incident response plan, and we publicly disclose any material cybersecurity incidents in accordance with SEC rules.

Form 10-K Part I	Cincinnati Bell Inc.

Weather conditions, natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, and other political instability, such as the current conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, and other events beyond our control. Such events could cause significant damage to our infrastructure resulting in degradation or disruption of service to our customers. The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations as well as lost revenues from business interruption and damage to our reputation.

In particular, from time to time, the islands of Hawaii experience severe weather conditions such as high winds and heavy rainfall and natural disasters such as earthquakes, volcanic eruptions and tsunamis, which can overwhelm our employees, disrupt our services and severely damage our property. Such disruptions in service and damage to property could materially harm our business, financial condition, results of operations or liquidity. Moreover, it is impossible to predict the extent to which climate change could cause extreme weather conditions to become more frequent or more extreme.

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

It is also likely that the Maui economy will continue to be adversely impacted by the damage caused by the fires in Lahaina which had a negative impact on the tourism industry in west Maui subsequent to the fires in 2023 and throughout 2024, 2025, and into 2026. The Company continues to evaluate the extent of the damage to its property and equipment and initiated claims with its insurance carriers in the fourth quarter of 2023 and continued to submit claims in 2024 and 2025. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the equipment lost in the fire or the loss in revenue from the households that have been impacted by the fires. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.

The Company primarily provides our services in the United States of America, but certain outsourced operations are located in Taiwan and India as well as to a lesser extent in other countries located in Europe and Asia. Additionally, vendors that the Company sources from are global in nature. Continued escalation in regional conflicts, including the Russian invasion of Ukraine, the conflicts involving Israel and the surrounding region, the recent direct military conflict involving Iran, and other disruptions to global and regional economies and markets, could limit the Company’s ability to source goods and services and could result in closure of our vendors' facilities. In addition, international conflict has resulted in: increased pressure on the supply chain, which has led to increased energy costs, and could result in further increased energy costs, which could continue to increase utility expense and transportation costs; inflation, which could result in increases in the cost to provide services, increased capital spend for the continued expansion of the network, decreased customer purchasing power, and increased price pressure; increased risk of cybersecurity attacks, including state-sponsored attempts to disrupt critical infrastructure and Middle Eastern data nodes; and market instability, which could adversely impact financial results.

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

The Company is a party to collective bargaining agreements with its labor unions in both the Midwest and Hawaii operating territories, which represent approximately 40% of the Company’s employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the Company’s business. The collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers Local 1357 are effective until the second quarter of 2026 and third quarter of 2028, respectively.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

In connection with the Merger, in September 2021, the Company entered into a new credit agreement (the "Credit Agreement") and terminated the Company’s existing corporate credit agreement. The Credit Agreement was subsequently amended in November 2021 and provides for (i) a five-year $400 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”), (ii) a seven-year $500 million senior secured term loan facility (the “Term B-1 Loans”), and (iii) a seven-year $650 million senior secured term loan facility (the “Term B-2 Loans” and together with the Term B-1 Loans, the “Term Loans”). The Company has subsequently entered into additional amendments from 2023 to 2025, that provide additional tranches of debt totaling $500.0 million with terms similar to the Term Loans.

The Revolving Credit Facility matures in August 2028, and the Term Loans mature in November 2028. Borrowings under the Term Loans were used in part to refinance existing Company indebtedness and for working capital and general corporate purposes. At December 31, 2025, the Company had no borrowings under the Revolving Credit Facility, leaving $400.0 million available.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

The Company depends on the Revolving Credit Facility and the Network Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Revolving Credit Facility has a maturity date of August 2028. See Note 6 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding amendments to the Receivables Facility.

In March 2025, the Company executed an amendment to the Network Receivables Facility that increased the maximum borrowing limit for loans and letters of credit to $60.0 million, extended the termination date to March 2028 and extended the renewal date to March 2027.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit our ability to borrow under these facilities. Additionally, if one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected. As of December 31, 2025, the Company had no borrowings on the Revolving Credit Facility on a capacity of $400.0 million.

As of December 31, 2025, the Company had no borrowings and $26.7 million of letters of credit outstanding under the Network Receivables Facility, leaving $28.3 million remaining availability on the total borrowing capacity of $55.0 million. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility.

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

Decreased fuel supplies resulted in significant increases to fuel prices, most notably in Hawaii, which adversely impacted our transportation costs for the field technicians and third parties who are assisting us with the network build in addition to the utilities spend in Hawaii where oil is relied on to produce electricity for the state. Increased fuel costs adversely affected the profit margins in 2023, but to a lesser extent in 2024 and 2025. Due to the uncertainty around fuel costs, the Company could experience adverse effects on our business and results of operations similar to 2023 if fuel prices increase in future years.

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

As of December 31, 2025, the Company had deferred tax assets of $253.4 million, the largest component of which is the deferred tax asset of $202.7 million associated with federal ($184.9 million) and state ($17.8 million) net operating loss and capital loss carryforwards. The Company has recorded partial valuation allowances against deferred tax assets related to U.S. federal net operating losses, certain state and local net operating losses and other deferred tax assets due to uncertainty in the Company’s ability to utilize the assets. The use of the Company’s deferred tax assets enables it to satisfy current and significant future tax liabilities without the use of the Company’s cash resources. The Company’s net operating losses face potential limitation under Internal Revenue Code Section 382 and similar state provisions. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, including its net operating losses, the Company’s net income, equity and future cash flows would be adversely affected.

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

The parties to the litigations, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigations. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet that contemplates a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution would be a total of $100.0 million. There can also be no assurances that the final settlement will be approved for this amount. The Company's current contribution amount is covered by our insurance policies resulting in a liability and an offsetting insurance receivable being recorded to the Consolidated Balance Sheets. Legal expenses related to this matter were $0.7 million and $3.2 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, $3.4 million and $8.4 million, respectively, of insurance receivables are recorded to "Receivables, Net" on the Consolidated Balance Sheets as a result of agreement by the Company's insurance provider to reimburse a portion of legal and professional fees incurred.

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

From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations. The Company has incurred penalties, and in the future could be subject to additional fines and penalties if found to be out of compliance with these regulations, and these fines and penalties could be material to the Company’s financial condition.

As a winning bidder in the FCC’s Connect America Fund II ("CAF II") and Rural Digital Opportunity Fund (“RDOF”) auction, the Company must comply with numerous FCC and state requirements prior to and after receiving such funding. If the Company fails to comply with those requirements, the FCC could consider us in default of the CAF II and RDOF program rules, and we could incur substantial penalties or forfeitures of future revenues, most significantly in Hawaii. For example, if the Company fails to attain certain specific buildout milestones and performance requirements under the CAF II and RDOF programs, the FCC could withhold future support payments until those shortcomings are corrected. Failure to comply with the rules and requirements for the CAF II and RDOF program could result in the Company being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could adversely affect the Company's results of operations and financial condition. In 2025, the FCC finalized their audit of the Company's compliance with the CAF II requirements and concluded that the Company was not in compliance and assessed a penalty of $2.4 million that the Company accrued in the second quarter of 2025. The Company is in the process of appealing the audit findings with the FCC.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Security Program Overview

The Company's cybersecurity program is framework-based, risk-focused, and metrics-driven. It is supported by a comprehensive set of policies, procedures, and standards based on the National Institute of Standards and Technology cybersecurity framework, encompassing administrative, physical, and technical safeguards. As a service provider and technology partner, we continuously undertake initiatives to address the following areas, ensuring a comprehensive security program.

Security Governance – The Company's Vice President and Chief Security Officer ("CSO") regularly reports to the Board of Directors, providing updates on the threat and risk landscape and the management of cybersecurity incidents. Additionally, the Board has designated a subcommittee that meets quarterly to provide further oversight of the cybersecurity program. This subcommittee comprises board members and the executive leadership team. The CSO also leads a cross-functional, executive-level Security Council that meets quarterly to govern all aspects of the Company's security program.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors– Intellectual Property Tax, Regulatory, and Litigation Risks” in this annual report on Form 10-K.

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

Item 2. Properties

As of December 31, 2025, the Company owned or maintained properties throughout the Midwest and Hawaii. Our headquarters is located in Cincinnati, Ohio where we lease and occupy approximately 90,000 square feet for executive, administrative and business offices for the Company as well as own approximately 365,000 square feet for central office switching, network technical support offices and additional administrative and business offices. In addition to the spaces in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations.

Our properties include copper and fiber warehouses and associated equipment in each of our local operating markets. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets.

With regard to its Midwest operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in leased facilities, which are recorded as operating leases. The Company’s network assets include a fiber network warehouse, internet protocol and circuit switches and integrated access terminal equipment. In addition, as of year-end, we leased nine Company-run retail locations.

With regard to its Hawaii operations, the Company has properties consisting of both owned and leased properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, cable head‑end equipment, coaxial distribution networks, routers and servers used in our telecommunications business. Leased properties are recorded as operating leases. In addition, as of year-end, we leased one Company-run retail location with an additional location opened in the first quarter of 2026.

For additional information about the Company’s properties, see Note 4 to the consolidated financial statements.

Item 3. Legal Proceedings

Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims as prescribed by generally accepted accounting principles ("GAAP"), when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that except as otherwise described in Note 8 under Part II, Item 8, Financial Statements and Supplementary Data, the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Form 10-K Part II	Cincinnati Bell Inc.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, shares of Cincinnati Bell Common Stock and Preferred Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol CBB. As a result of the Merger, effective on September 7, 2021, the Company requested that the NYSE withdraw the shares of Cincinnati Bell Common Stock and Preferred Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Cincinnati Bell Common Stock and Preferred Stock are no longer listed on the NYSE. Red Fiber Parent is the sole record holder of Cincinnati Bell Common Stock. No other shares remain issued and outstanding as of December 31, 2025.

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2025 and the results of operations for the years ended December 31, 2025, 2024 and 2023. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this document can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 18, 2025.

Business Overview

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. We provide Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. The Company serves customers in two distinct regions. These regions are defined by the Company as 1) Midwest, which consists of Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana ("Greater Cincinnati"), and communities near Dayton and Columbus, Ohio that is served through our altafiber brand and 2) Hawaii, which consists of the island of Oahu and the neighboring islands that is served through our Hawaiian Telcom brand. The Company operates its businesses through one reportable business segment.

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

Form 10-K Part II	Cincinnati Bell Inc.

On December 2, 2024 (the "Closing Date"), upon the terms and subject to the conditions set forth in the Purchase Agreement, the divestiture of the Disposal Group was completed. The Proceeds from the Purchase Agreement included cash from TowerBrook in the amount of $688.4 million. The Company recorded a preliminary pre-tax gain on sale of the Disposal Group of $93.7 million upon closing of the sale which was the amount of cash proceeds received (net of cash divested) less costs to sell in excess of the Disposal Group’s carrying value. In the first quarter of 2025, the Proceeds were adjusted for post-closing adjustments as defined in the Purchase Agreement, and the Company recorded a liability of $14.5 million that was paid to TowerBrook in April 2025. In the fourth quarter of 2025, the Company recorded a liability of $1.8 million that is expected to be paid in 2026 for tax-related items that are owed TowerBrook per the terms of the Purchase Agreement. The pre-tax gain of $93.7 million recorded in the prior year was reduced by a pre-tax loss of $16.3 million recorded in 2025, for a net pre-tax gain on sale of the Disposal Group of $77.4 million. The proceeds received in 2024 were used to pay on the Closing Date (1) $180.0 million of existing debt and accrued interest under the Credit Agreement, (2) $214.3 million of existing debt and accrued interest under the Company's Network and CBTS Receivables Facilities, (3) $23.9 million of consideration payable for transaction-related bonuses, and (4) transaction costs of $7.1 million primarily consisting of legal and transaction-related advisory fees associated with the sale.

Discussion of Results of Operations

The Company provides products and services in which revenue is categorized as Strategic, Legacy, or Other. In the first quarter of 2024, the Company realigned the classification of products and services to these categories within the Network segment to better align revenue across geographies as well as reclass certain nonrecurring revenue to Other. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services that are delivered beyond the Company's ILEC territory, particularly in Dayton, Mason, and Columbus, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, with recent expansion of its video service from Oahu to the other major islands. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC ("Agile"), based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

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

Other revenue is comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass-through fees such as franchise fees and regulatory fees, other fees that are not billed on a monthly recurring basis, and subsidized fiber build project revenue related to extending the Company's fiber network in the Midwest territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2025	2024	2025 vs. 2024	2025 vs. 2024	2023	2024 vs 2023	2024 vs 2023
Revenue:
Data	$638.2	$581.3	$56.9	10%	$552.8	$28.5	5%
Video	154.2	178.5	(24.3)	(14)%	180.8	(2.3)	(1)%
Voice	209.7	228.2	(18.5)	(8)%	256.4	(28.2)	(11)%
Other	105.1	108.3	(3.2)	(3)%	110.1	(1.8)	(2)%
Total Revenue	1,107.2	1,096.3	10.9	1%	1,100.1	(3.8)	0%
Operating costs and expenses:
Cost of services and products	474.0	530.8	(56.8)	(11)%	533.7	(2.9)	(1)%
Selling, general and administrative	216.6	235.9	(19.3)	(8)%	241.7	(5.8)	(2)%
Depreciation and amortization	333.3	338.7	(5.4)	(2)%	369.2	(30.5)	(8)%
Restructuring and severance related charges	5.9	59.3	(53.4)	(90)%	10.3	49.0	n/m
Impairment of goodwill	36.2	—	36.2	n/m	—	—	n/m
Impairment of assets	2.5	3.1	(0.6)	(19)%	—	3.1	n/m
Transaction costs	—	—	—	n/m	0.1	(0.1)	n/m
Total operating costs and expenses	1,068.5	1,167.8	(99.3)	(9)%	1,155.0	12.8	1%
Network operating income (loss)	$38.7	$(71.5)	$110.2	n/m	$(54.9)	$(16.6)	30%
Network operating margin	3.5%	(6.5)%		10.0 pts	(5.0)%		(1.5) pts
Capital expenditures	$548.4	$533.0	$15.4	3%	$620.9	$(87.9)	(14)%

			Change	% Change		Change	% Change
Metrics information (in thousands):	2025	2024	2025 vs. 2024	2025 vs. 2024	2023	2024 vs. 2023	2024 vs. 2023
Midwest
Strategic
Internet*	389.8	366.5	23.3	6%	330.5	36.0	11%

Video	103.5	112.8	(9.3)	(8)%	121.5	(8.7)	(7)%

Enterprise Fiber - Ethernet Bandwidth	17,782	15,928	1,854	12%	12,815	3,113	24%

Fiber to the Premise ("FTTP") Addresses	975.1	898.7	76.4	9%	836.2	62.5	7%

Legacy
Internet**	10.3	19.4	(9.1)	(47)%	39.6	(20.2)	(51)%

Voice Lines	170.9	195.5	(24.6)	(13)%	218.6	(23.1)	(11)%

* Internet speeds of 100mbps or more

** Internet speeds of less than 100mbps

Form 10-K Part II	Cincinnati Bell Inc.

			Change	% Change		Change	% Change
Metrics information (in thousands):	2025	2024	2025 vs. 2024	2025 vs. 2024	2023	2024 vs. 2023	2024 vs. 2023
Hawaii
Strategic
Internet*	128.0	105.5	22.5	21%	87.4	18.1	21%

Video	37.8	35.0	2.8	8%	34.1	0.9	3%

Enterprise Fiber - Ethernet Bandwidth	10,121	8,272	1,849.0	22%	6,749	1,523.0	23%

FTTP Addresses	467.3	400.8	66.5	17%	339.0	61.8	18%

Legacy
Internet**	16.3	24.0	(7.7)	(32)%	29.3	(5.3)	(18)%

Voice Lines***	139.9	154.4	(14.5)	(9)%	166.9	(12.5)	(7)%

* Internet speeds of 100mbps or more

** Internet speeds of less than 100mbps

*** In the first quarter of 2025, the Company updated its definition and reporting method in Hawaii. Voice Lines as of December 31, 2024 and 2023 has also been updated to reflect the change in definition and reporting method.

	Year Ended December 31,
	2025			2024			2023
(dollars in millions)	Midwest	Hawaii	Total	Midwest	Hawaii	Total	Midwest	Hawaii	Total
Revenue
Strategic
Internet	$328.1	$84.1	$412.2	$277.1	$64.6	$341.7	$236.3	$51.3	$287.6
Enterprise Fiber	99.4	59.6	159.0	96.8	56.6	153.4	99.7	49.1	148.8
Video	126.3	27.9	154.2	150.0	28.5	178.5	150.3	30.5	180.8
Total Strategic	553.8	171.6	725.4	523.9	149.7	673.6	486.3	130.9	617.2
Legacy
Voice	123.2	86.5	209.7	136.1	92.1	228.2	157.4	99.0	256.4
Internet	11.6	11.3	22.9	22.5	14.9	37.4	37.2	18.0	55.2
Data	27.2	16.9	44.1	28.3	20.5	48.8	34.7	26.5	61.2
Total Legacy	162.0	114.7	276.7	186.9	127.5	314.4	229.3	143.5	372.8
Other	45.8	59.3	105.1	43.6	64.7	108.3	44.2	65.9	110.1
Total Network Revenue	$761.6	$345.6	$1,107.2	$754.4	$341.9	$1,096.3	$759.8	$340.3	$1,100.1

Form 10-K Part II	Cincinnati Bell Inc.

Total Network revenue

Revenue totaling $1,107.2 million for 2025 increased $10.9 million compared to the prior year, primarily due to increased Strategic revenue from growth in the Strategic Internet subscriber base which more than offset the decrease in Video, Legacy Internet and Legacy Voice revenue.

Strategic

Strategic revenue increased $51.8 million for 2025 compared to the prior year primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the Strategic Internet subscriber base, adding 23,300 Strategic Internet subscribers in the Midwest and 22,500 Strategic Internet subscribers in Hawaii during 2025. In the Midwest, we passed 76,400 addresses in 2025, primarily related to multi-dwelling units and single family homes in the areas surrounding Dayton, Ohio and Columbus, Ohio. In Hawaii, our accelerated fiber build pace enabled us to pass 66,500 addresses during the year. The Average Revenue Per User (“ARPU”) for 2025 increased for internet in both the Midwest and Hawaii compared to the prior year primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue increased $5.6 million for 2025 compared to the prior year due to increased revenue in Hawaii of $3.0 million, primarily associated with customers migrating from Legacy product offerings to higher bandwidth fiber solutions as evidenced by the 12% and 22% increases in Ethernet Bandwidth in the Midwest and Hawaii, respectively.

Legacy

Legacy revenue decreased $37.7 million for 2025 compared to the prior year due to the decline in voice lines and internet subscribers. Voice lines declined 13% and 9% in the Midwest and Hawaii, respectively, as voice lines become less relevant. Legacy internet subscribers continue to decrease in the Midwest and Hawaii, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline in 2025 compared to the prior year as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue decreased $3.2 million for 2025 compared to the prior year primarily due to decreased revenue from subsidized fiber build projects in 2025.

Operating Costs and Expenses

Cost of services and products decreased $56.8 million for 2025 compared to the prior year primarily due to decreases in payroll related costs of $25.3 million due to headcount reductions executed in the prior year, video content costs of $10.6 million, contract services costs of $5.8 million, and $7.2 million of network related expenses related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services. Additionally, the Company received $3.1 million of insurance proceeds related to a business interruption claim filed in a prior year related to loss of income in Lahaina that was recorded as benefit to expense in 2025.

SG&A expenses decreased $19.3 million for 2025 compared to the prior year primarily due to decreased payroll related costs of $18.7 million. The decrease in payroll related costs is primarily due to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2024.

Depreciation and amortization expenses decreased $5.4 million for 2025 compared to the prior year primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by 2024 in addition to declining amortization expense on certain intangibles.

Restructuring and severance related charges of $5.9 million were recorded in 2025, a decrease of $53.4 million compared to the prior year primarily due to a restructuring plan executed in the fourth quarter of 2024 consisting of an organizational restructuring to centralize the Company’s management, align resources with strategic product lines and reduce costs associated with certain functions (the “Organizational Restructuring”). The Organizational Restructuring resulted in the elimination of certain positions and termination of employment for certain employees. Restructuring and severance related charges recorded in 2025 related to a continuation of the 2024 Organizational Restructuring and an involuntary severance program reducing employee headcount supporting the Agile Operations.

Form 10-K Part II	Cincinnati Bell Inc.

In October 2025, the company commenced a strategic review of its Agile business. The evaluation of alternatives included, among other options, continued operation with targeted restructuring initiatives designed to enhance profitability and cash flow, a sale of the business or specific assets, or a potential merger. As a result of the strategic review, management determined that it will continue to operate the business and conducted a headcount reduction contributing to severance charges recorded in the fourth quarter of 2025. Additionally, management completed an updated long-term forecast. Based on these events, the company determined that a triggering event occurred for Agile warranting a review of the recoverability of the asset group and impairment review of the goodwill. Based on these reviews, the company concluded that the undiscounted cash flows exceeded the carrying value of the Agile asset group and thus an impairment did not exist for the related long-lived assets. However, the company determined that on a fair value basis the goodwill was fully impaired and recorded a charge of $36.2 million.

Impairment of asset charges of $2.5 million were recorded in 2025 related to a fiber asset purchase that management concluded would no longer be placed in service.

Impairment of asset charges of $3.1 million were recorded in 2024 related to fixed assets and operating lease assets that will no longer be utilized by the business as a result of the Company's decision to no longer pursue an ancillary product offering.

Capital Expenditures

Capital expenditures are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during 2025, we passed 76,400 FTTP addresses in the Midwest.

Midwest capital expenditures increased $6.4 million for 2025 compared to the prior year primarily due to network construction expenditures and real estate purchases as the Company continues its expansion efforts to adjacent markets. Additionally, Agile capital expenditures for 2025 decreased by $12.1 million primarily related to tower build projects in the prior year that did not recur.

Hawaii capital expenditures increased $9.0 million for 2025 compared to the prior year primarily due to increased network construction expenditures, partially offset by decreased real estate purchases. In Hawaii, we passed 66,500 FTTP addresses during 2025.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the Network business segment and transaction and integration costs. Corporate costs totaled $27.2 million in 2025, $33.2 million in 2024, and $26.2 million in 2023.

Corporate costs decreased by $6.0 million for 2025 compared to the prior year primarily due to lower payroll costs of $1.0 million related to headcount reductions from the Company's organizational restructuring plan executed in the fourth quarter of 2024 that resulted in $1.2 million of severance charges incurred in the prior year. Additionally, transaction and integration costs decreased $2.9 million compared to the prior year and $3.5 million of expenses related to the Disposal Group incurred in 2024 that did not recur in 2025. These decreased costs were partially offset by higher technology expenses of $1.6 million related to a technology transformation project to modernize systems to achieve better process efficiencies across sourcing, project management, fixed assets and accounting through the use of various solutions (the "Transformation Project"). Depreciation expense increased $1.3 million in 2025 compared to the prior year due to software assets related to the Transformation Project placed in service in the third quarter of 2025.

Interest expense decreased $46.9 million for 2025 compared to the prior year primarily due to less interest expense incurred on the Network Receivables Facility and on the Credit Agreement's revolving credit facility, neither of which were drawn during 2025, partially offset by increased debt of $300 million on the Term B-4 Loan that the Company entered into in the second quarter of 2024.

Other components of pension and postretirement benefit plans benefit decreased for 2025 compared to the prior year due to the annual remeasurement of the pension and postretirement projected benefit obligation that resulted in a decreased benefit from expected return on plan assets. Additionally, settlement gains recorded were the result of the Company's purchase of a group annuity contract to transfer a portion of its pension liability and the related responsibility for benefit payments within existing defined benefit plans as well as the distribution of lump sum payments.

Other income, net totaled $27.1 million for 2025 primarily due to a gain recognized in the fourth quarter of 2025 from the sale of an equity method investment of $10.0 million and interest income of $9.3 million. In addition, the Company recorded a patronage distribution of $6.7 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement.

Loss from continuing operations before income taxes totaled $85.7 million resulting in a decrease in the loss of $151.8 million compared to the prior year due to operating income generated, in addition to lower interest expense, partially offset by an unfavorable change to Other income, net compared to 2024 due to decreased gains in 2025 associated with the Company's interest rate swap agreements and interest rate cap agreements.

The income tax provision for 2025 was an expense of $8.1 million, which differed significantly from the period's loss at the statutory rate due primarily to a valuation allowance recorded against federal net operating loss carryforwards. The income tax provision for 2024 was a benefit of $13.9 million. The income tax expense recorded in 2025 differed significantly from the benefit recorded in the prior year due primarily to additional valuation allowance recorded against federal net operating loss carryforwards in 2025.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

As of December 31, 2025, the Company had an accumulated deficit of $589.6 million and $1,706.5 million of outstanding indebtedness.

The Company's primary source of cash is generated by operations. The Company generated $201.0 million and $236.8 million of cash flows from operations for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had $468.8 million of short-term liquidity, comprised of $40.5 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility, and $28.3 million available under the Network Receivables Facility.

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

Capital expenditures increased $6.5 million for 2025 compared to the prior year primarily due to network construction expenditures as the Company continues its expansion efforts to adjacent markets. Additionally, corporate capital expenditures increased related to an ongoing technology transformation project to replace certain of the Company's legacy financial systems. These increases were partially offset by decreased capital expenditures related to the Disposal Group in 2024 that did not recur in 2025.

Interest payments were $126.7 million in 2025, a decrease of $48.9 million compared to 2024. Interest payments decreased for 2025 compared to the prior year due to no borrowings on the Revolving Credit Facility and Network Receivables Facility. Our contractual debt maturities in 2026, including finance lease obligations, are $29.5 million and contractual interest payments are expected to be approximately $100 million.

As of December 31, 2025, the Company had no borrowings and $26.7 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $55.0 million.

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

In 2021, the Company entered into a Credit Agreement (the "Credit Agreement") that initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility matured in September 2026 and the Term B-1 Loans mature in September 2028. Subsequent to entering into the Credit Agreement, additional Amendments have been executed resulting in three tranches of debt outstanding at December 31, 2025 that each mature in September 2028. The three tranches are the Term B-1 Loans, Term B-3 Loans and Term B-5 loans (collectively referred to as the “Term B Loans”). The aggregate principal amount of the Term B Loans is recorded in current and long-term debt on the Consolidated Balance Sheets.

As of December 31, 2025 the maximum borrowing capacity on Revolving Credit Facility is $400 million. No borrowings were drawn on the Revolving Credit Facility at December 31, 2025 and 2024. As the result of a 2024 amendment, the maturity date for the commitments under the Company’s Revolving Credit Facility was extended to August 2028.

Form 10-K Part II	Cincinnati Bell Inc.

In September 2025, the Company entered into an amendment (the "Amendment No. 6") to the Credit Agreement to provide for (i) a reduction in the interest rate margin applicable to the Term B-1 Loans and the Term B-3 Loans under the Credit Agreement and (ii) the incurrence of a new tranche of senior secured term loans (the "Term B-5 Loans"). The proceeds of the Term B-5 Loans were used to refinance in full the outstanding aggregate principal amount of the Term B-4 Loans and to pay fees and expenses in connection with the refinancing of the Term B-4 Loans. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 6.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company recognizes the patronage, generally as declared, in “Other income, net.” The stock component is recognized at its stated cost basis. The Company received $6.7 million and $6.1 million in patronage dividends for the years ended December 31, 2025 and 2024, respectively.

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

The Term B Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility, except that a breach of the financial covenants will not result in an event of default under the Term B-5 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility have terminated their commitments under the Revolving Credit Facility and accelerated the loans then outstanding under the Revolving Credit Facility in response to such breach in accordance with the terms and conditions of the Credit Agreement.

As of December 31, 2025, the Company was in compliance with the Credit Agreement covenants and ratios.

While the Company is no longer subject to the filing requirements under the Securities Exchange Act of 1934, as amended, certain covenants included in the indenture for the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC.

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

Cash Flows

Cash provided by operating activities in 2025 totaled $201.0 million, a decrease of $35.8 million compared to the prior year. The decrease is primarily due to cash flows associated with the Disposal Group that are included in the prior year period but excluded in the current period as a result of the completion of the sale transaction in December 2024. Additionally, restructuring payments of $45.5 million in 2025 associated with initiatives executed in the fourth quarter of 2024 and first half of 2025, an increase of $12.2 million compared to payments of $33.3 million in the prior year contributed to lower operating cash flows. These decreases to operating cash flows were partially offset by lower interest payments of $48.9 million due to no borrowings on the Revolving Credit Facility and Network Receivables Facility in 2025.

Cash used in investing activities in 2025 totaled $556.5 million, compared to $124.3 million provided by investing activities in the prior year. This decrease is primarily due to proceeds received from the sale of the Disposal Group in the fourth quarter of 2024 of $672.2 million. In 2025, $14.5 million of proceeds previously received from the sale of CBTS in 2024 were remitted back to TowerBrook in the second quarter of 2025 related to post-closing adjustments. Additionally, the decrease was partially offset by $10.0 million of proceeds received from the sale of a previously impaired equity method investment in the fourth quarter of 2025.

Cash used in financing activities totaled $67.0 million in 2025 primarily due to the extinguishment of the Company's existing Paniolo financing arrangement of $21.4 million, repayment of $18.9 million to resolve a temporary bank overdraft resulting from a miscommunication on payroll dates and related funding requirements, repayment of $6.3 million of outstanding principal amounts of the Company's CBT Notes in the third quarter of 2025, and required payments on the Company's Term Loans due 2028 of $14.0 million.

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

Future Operating Trends

We continue to mitigate the revenue decline experienced with our Legacy products with increases in Strategic revenue of our fiber-based products. In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide. We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that approximately 97% of the Midwest's internet customers subscribe to speeds of 100 megabits or more, compared to approximately 95% and 90% subscribed to such speeds in 2024 and 2023, respectively. As of December 31, 2025, approximately 89% of internet customers in Hawaii subscribed to speeds of 100 megabits or more, compared to approximately 81% and 75% subscribed to such speeds in 2024 and 2023, respectively. Efforts to expand our fiber network continued in 2025 with delivering additional addresses in areas surrounding Dayton, Ohio and surrounding Columbus, Ohio and we will continue to build in these areas in 2026. In the Cincinnati ILEC territory, the Company will focus their build strategy on success-based business addresses and multi-dwelling units. The Company will also work to identify new opportunities for further expansion in 2026 in addition to the planned construction build in Southwest Ohio with subsidy support of $50 million from a grant awarded in the third quarter of 2024 to build fiber to 38,000 addresses in that region.

During 2026, we expect continued competition for internet, voice and video services as the cable competitor in the Midwest market and fixed wireless providers in the region continue to offer aggressive pricing promotions to switch service providers. Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to continue to see a decline in video subscribers and DSL internet subscribers. In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor continues to offer significant price concessions and to aggressively market in the state.

In 2026, we plan to invest approximately $550 million to expand our fiber network, including construction, installation and other value-added services.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our material contractual obligations and borrowings as of December 31, 2025:

	Payments due by Period
(dollars in millions)	Total	Within the next 12 months	Beyond the next 12 months
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,690.6	$16.3	$1,674.3
Interest payments (2)	300.6	102.5	198.1
Finance leases (3)
Principal amount	43.2	10.3	32.9
Interest payments (2)	6.4	2.8	3.6
Operating lease obligations	160.8	12.0	148.8
Purchase obligations (4)	268.0	200.5	67.5
Pension and postretirement benefits obligations (5)	23.1	12.0	11.1
Unrecognized tax benefits (6)	68.8	—	68.8
Other liabilities (7)	63.9	5.3	58.6
Total	$2,625.4	$361.7	$2,263.7

(1)
Excludes net unamortized discounts and fair value adjustments recorded on the Merger Date.
(2)
Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2025.
(3)
Includes finance lease obligations primarily related to vehicles, network equipment used in the deployment of our fiber network, and wireless towers assumed from our discontinued wireless operations.
(4)
Includes amounts under open purchase orders for purchases of network, IT and telephony equipment, video content, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.
(5)
Includes payments for Cincinnati Bell Hawaiian Telcom Pension Plan and postretirement health plans as well as other employee retirement agreements. Amounts due within the next 12 months include approximately $7 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past the next 12 months, its contractual obligation related to postretirement obligations only extends through 2026. Amounts for 2026 through 2035 include approximately $4 million of estimated cash contributions to the qualified pension plans with approximately $3 million of cash contributions due within the next 12 months. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.
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

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2025, cannot be reasonably determined. For additional details refer to Note 8 of the consolidated financial statements.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $26.7 million as of December 31, 2025. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

Reviewing the Carrying Values of Goodwill and Definite-lived Intangible Assets — We amortize intangible assets over their useful lives unless we determine such lives to be indefinite. We evaluate goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For impairment testing, goodwill has been assigned to reporting units which consist of the Company’s Midwest operations, Hawaii operations and Agile operations.

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

The Company performed a quantitative analysis of goodwill in 2025 for all reporting units. For the Midwest and Hawaii reporting units, fair value exceeded the carrying amounts and, therefore, goodwill was not impaired. For our Agile business, based on the fourth quarter 2025 strategic review discussed above, the company determined that a triggering event occurred warranting a review of the recoverability of the asset group (including goodwill and definite-lived intangible assets). Based on this review, the company concluded that the undiscounted cash flows exceeded the carrying value of the Agile asset group based on the remaining useful life of the primary asset and thus an impairment of the long-lived assets did not exist. However, based on the goodwill impairment assessment, which coincided with the annual goodwill assessment, the company determined that the goodwill was fully impaired and recorded a charge of $36.2 million.

Form 10-K Part II	Cincinnati Bell Inc.

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, EBITDA margin, terminal growth rate, discount rate selection, peer group determination and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. As of the annual testing date, each reporting unit's fair value exceeded the carrying value of the reporting unit, and as such, there is no goodwill impairment. However, the quantitative analysis of goodwill for the Hawaii reporting unit indicated that the cushion between its estimated fair value and carrying value was less than 10% as of the October 1, 2025 assessment date. Goodwill associated with the Hawaii reporting unit at December 31, 2025 is $144.0 million. The estimated fair value determination requires judgment and is sensitive to changes in the underlying assumptions discussed above. Accordingly, if current cash flow assumptions are not realized or other macroeconomic factors adversely impact other assumptions, it is possible that an impairment charge may be recorded in the future.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2021.

The Company has net operating loss carryforwards at the federal, state and local levels. Federal net operating loss carryforwards are available to offset taxable income in current and future periods. The next material tranche of Federal net operating loss carryforwards will expire, if not utilized, in 2031. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Based on this analysis, there are not sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize all available federal net operating losses, so an additional partial valuation allowance was recorded in 2025. In addition, realization of certain state and local net operating losses, as well as other deferred tax assets, is not certain, so valuation allowances have been recorded against certain of those deferred assets as well. Changes in our current estimates due to such factors as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets. Section 382 of the Internal Revenue Code and similar state provisions place potential limitations on the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

Valuation allowances of $112.6 million and $82.9 million have been recognized as of December 31, 2025 and 2024, respectively. These valuation allowances are against U.S. federal, state and local net operating losses, as well as state carryforwards for interest expense deductions that are limited under state provisions related to IRS Section 163(j) of the Internal Revenue Code.

As of December 31, 2025 and 2024, the liabilities for unrecognized tax benefits were $68.8 million and $67.8 million, respectively. The liability is representative of tax positions taken where tax authorities' interpretation of the appropriate tax treatment may differ from the position the Company has taken. As of December 31, 2025, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $68.1 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

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

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary. In the third quarters of 2025 and 2024, amendments were approved to transfer portions of the Company's pension liability and related responsibility for benefit payments of certain participants and beneficiaries within the existing defined benefit plans to group annuity contracts. Effective December 31, 2025, an amendment was approved to merge the Hawaiian Telcom Hourly Employees Pension Plan and the Cincinnati Bell Pension Plan into the Cincinnati Bell Management Pension Plan. Following the merger, the Cincinnati Bell Management Pension Plan was renamed the Cincinnati Bell Hawaiian Telcom Pension Plan. With the exception of the previously discussed amendments, no other amendments to the plans were made during 2025 or 2024.

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

Discount rate

A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2025, the average discount rate used to value the Cincinnati pension plans was 5.20% while the average discount rate used to value to Cincinnati postretirement plans was 5.30%. As of December 31, 2024, the average discount rate used to value the Cincinnati pension plans and postretirement plans was 5.60%. As of December 31 2025, the average discount rate used to value the Hawaii postretirement plans was 5.50%. As of December 31, 2024, the average discount rate used to value the Hawaii pension plan for union employees was 5.40% while the average discount rate used to value the Hawaii postretirement plans was 5.70%. Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2025.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. For the year ended December 31, 2025, the estimated long-term rate of return was 5.30% for both the Cincinnati pension plan assets and the union Hawaii pension plan assets. For the year ended December 31, 2024, the estimated long-term rate of return was 6.30% for the Cincinnati pension plan assets and 6.00% for the union Hawaii pension plan assets. The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return. Actual asset returns for the Cincinnati pension trusts were gains of 11.76% in 2025 and 7.24% in 2024. Actual asset returns for the Hawaii pension trust were gains of 8.98% in 2025 and 4.29% in 2024. In our pension calculations, the market-related value of assets is equal to the fair market value. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of December 31, 2025 and 2024, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 9.0% and 7.5%, respectively. As of December 31, 2025, the healthcare cost trend rate for the Cincinnati plans is assumed to decrease gradually to 4.8% by the year 2037. As of both December 31, 2025 and 2024, the Hawaii postretirement plans have exceeded the per capita cost caps, and therefore, the healthcare cost trend does not apply.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2025:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	$(6.8)/$6.8	$(0.2)/$0.2	$(1.7)/$1.8	$(0.2)/$0.2
Expected return on assets	+/- 0.5%	n/a	$(0.4)/$0.4	n/a	$(0)/$0

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii postretirement plans as of December 31, 2025:

Postretirement and Other Benefits
		(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense
Discount rate	+/- 0.5%	$(2.2)/$2.5	$(0.4)/$0.4

At December 31, 2025 and 2024, unrecognized actuarial net gains were $48.8 million and $45.6 million, respectively. The unrecognized net gains (losses) have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, healthcare costs and the amendment to the Hawaii postretirement health and life insurance plans in 2022. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average future working lifetime of active employees for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans.

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security. From 2017 through 2020, the FCC increasingly focused on eliminating burdensome and unnecessary regulations that impede broadband investment. The Biden Administration’s FCC focused on a number of items including net neutrality, digital discrimination, data privacy and transparency. Some of their initiatives were implemented, such as requiring broadband labels and all-in pricing, but others have run into legal challenges. Under Chairman Brendan Carr, the Commission launched major initiatives to reduce regulatory oversight and streamline agency processes. In March 2025, the FCC initiated its “Delete, Delete, Delete” proceeding, a broad deregulatory effort seeking to repeal or modify rules deemed outdated or burdensome, with particular attention on media‑ownership restrictions and copper‑network retirement requirements. In addition, the Commission reduced or eliminated longstanding broadband‑deployment obligations by abandoning Section 706 mandates that previously required the FCC to ensure broadband was being deployed on a “reasonable and timely” basis to all Americans. We continue to monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs. During 2024, the quarterly USF assessment rate remained at historic highs, continuing to lead for calls from industry and consumer groups for the FCC to re-evaluate the USF contribution mechanism. In June 2025, the U.S. Supreme Court resolved the uncertainty created by the Fifth Circuit’s earlier ruling by upholding the constitutionality of the USF contribution mechanism. The Court reversed the Fifth Circuit, holding that neither Congress’s delegation of authority to the FCC nor the FCC’s delegation of administrative responsibilities to the Universal Service Administrative Company (“USAC”) violates the nondelegation doctrine. This decision eliminates the circuit split, confirms that the USF structure may continue as currently implemented, and ensures uninterrupted operation of the program across all universal‑service components. However, the Court’s ruling has intensified Congressional discussions about broader USF reform, particularly as the contribution factor continues to rise and the revenue base continues to shrink. The Company will continue to monitor any legislative or regulatory proposals affecting the USF, as reform efforts remain active and politically salient following the Supreme Court’s decision.

In August 2018, bidding concluded in the FCC’s Connect America Fund Phase II auction (“Auction 903”). Under this reverse auction, up to $2 billion in support over a 10-year period was available to expand fixed broadband service into additional unserved high-cost areas of the country. There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion. Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term. CBT and Hawaiian Telcom were both winning bidders. As a result, CBT will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.2 million to build to 3,936 unserved locations. CBT and Hawaiian Telcom auction support distributions began in May 2019 and will continue until May 2029. The build out to all funded auction locations must be completed by December 31, 2025. In February 2026, the FCC issued updated determinations addressing CAF II “location discrepancy” petitions, granting partial adjustments to some carriers’ required deployment totals based on updated Broadband Serviceable Location Fabric data.

Form 10-K Part II	Cincinnati Bell Inc.

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

Beginning in 2024 and accelerating in 2025–2026, the FCC implemented several reforms affecting RDOF participants. In December 2024 and February 2025, the FCC modified its letter‑of‑credit (LOC) rules to reduce compliance burdens—expanding eligibility to all well‑capitalized U.S. banks and allowing RDOF recipients to reduce their LOCs to one year of support once 10% of required locations are deployed.

Infrastructure Investment and Jobs Act

On November 15, 2021, President Biden signed the $1 trillion Infrastructure Investment and Jobs Act (Public Law No. 117-58) (“IIJA”), which contains $65 billion for various broadband initiatives.

Broadband Equity, Access, and Deployment (“BEAD”) Program: The IIJA includes $42.5 billion which will be distributed by the National Telecommunications and Information Administration (“NTIA”) to states for awards to public and private entities to expand broadband deployment to currently unserved or underserved areas. In June 2023, NTIA announced allocation amounts for all 56 states and territories based on the FCC’s June 2023 broadband map. NTIA initially required each state to submit Initial and Final Proposals under the 2022 Notice of Funding Opportunity (NOFO).

Beginning in 2025, however, the BEAD program underwent substantial restructuring. In June 2025, NTIA issued a major Policy Notice rescinding the Biden‑era approvals of Final Proposals from multiple states and requiring every state and territory to revise its broadband deployment plans and conduct at least one additional competitive subgrantee selection round. The updated rules adopt a technology‑neutral approach, eliminating the prior “fiber‑first” preference and allowing any technology—fiber, cable, licensed fixed wireless, or LEO satellite—to qualify so long as it meets statutory performance requirements of at least 100/20 Mbps and ≤100 ms latency. The Policy Notice also removed numerous previously required elements, including labor‑standards scoring, climate‑resilience modeling, and affordability plan mandates, and temporarily rescinded approval for all non‑deployment funding pending new guidance. States must now update their Initial Proposals within 30 days and complete new competitive rounds—the “Benefit of the Bargain” process—within 90 days. These changes shift evaluation criteria toward lowest cost per location, reflecting the program’s new emphasis on efficiency and technology neutrality.

As of February 2026, NTIA reported that 50 of 56 states and territories have had their revised Final Proposals approved, moving the program closer to full implementation and opening the door to allocation of remaining funds. NTIA leadership also announced that program reforms have generated an estimated $21 billion in savings, which will be reinvested consistent with statutory requirements. The Company continues to monitor these developments closely and evaluate participation opportunities as states revise and rebid their BEAD subgrant processes. The Company is closely monitoring the federal and state procedural rules drafting processes and continues to evaluate initiatives that will lay the foundation for potential participation within each state and will pursue opportunities for funding where it deems it to be beneficial.

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

Form 10-K Part II	Cincinnati Bell Inc.

Broadband Consumer Labels: The IIJA contains a requirement for broadband internet access service providers to display consumer labels for stand-alone broadband Internet service plans that disclose information to consumers regarding the broadband Internet service plans available to them. The labels contain information about offered speed, price, contract requirements, expected download/upload speed, latency, etc. On April 10, 2024, the rules went into effect to have consumer labels available at points of sale for all standalone broadband internet service plans. On October 10, 2024, the requirement to have labels for all available service plans in a machine-readable format online and having the label available in consumer online accounts went into effect. Both altafiber and Hawaiian Telcom have implemented fully compliant broadband consumer labels as of the effective dates. The Commission has introduced a Notice of Proposed Rulemaking to roll-back some of the Broadband label requirements as part of its Delete, Delete, Delete initiative. The requirements being reconsidered include the requirement to read the label over the phone, display labels in the account portal, make them available in a machine readable format, etc.

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

State – On April 4, 2023 altafiber successfully filed with the Public Utilities Commission of Ohio (“PUCO”) a request for exemption from Ohio Revised Code (“ORC”) Section 4927.12 requirements, in accordance with Section 4927.123. All of altafiber’s Ohio exchanges have been determined to qualify for alternative regulation of basic local exchange service (“BLES”) by the Public Utilities Commission of Ohio which therefore removes the annual $2 price cap increases for basic local exchange service.

Form 10-K Part II	Cincinnati Bell Inc.

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
•
An IT and/or network security breach or cyber-attack could lead to unauthorized use or disabling of our network, theft of customer data or other sensitive data, unauthorized use or publication of our confidential business information and could have a material adverse effect on our business;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Term B-1 Loans, Term B-3 Loans, Term B-5 Loans, Revolving Credit Facility, Network Receivables Facility, and Digital Access Ohio Advance, as well as changes in current rates compared to that of its fixed rate debt. Borrowings under the Credit Agreement and Network Receivables Facility use the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York as the benchmark for establishing the rate of interest. Borrowings under the Digital Access Ohio Advance use the long term applicable federal rate.

The Company's management periodically employs derivative and other financial instruments to manage exposure to interest rate risk and variable cash flows. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $81.6 million principal amount of fixed-rate debt outstanding as of December 31, 2025, excluding debt with a variable rate that is effectively fixed by non-designated interest rate contracts. The estimated aggregate fair market value of this debt was $81.4 million as of December 31, 2025. At December 31, 2025, the weighted average interest rate on fixed-rate debt was 6.3%.

At December 31, 2025, the Company had variable-rate borrowings of $1,609.0 million. The estimated aggregate fair market value of this debt was $1,611.0 million as of December 31, 2025. At December 31, 2025, the weighted average interest rate on this variable-rate debt was 6.1%. A hypothetical increase or decrease of 100 basis to the market interest rates associated with this variable-rate debt would result in our annual interest expense increasing or decreasing by $16.0 million.

Our variable-rate debt is subject to non-designated floating-to-fixed interest rate swaps and cap agreements. The notional amounts of the swap and cap agreements were $775.0 million and $375.0 million, respectively as of December 31, 2025. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2025 would increase by $5.2 million or decrease by $5.3 million. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the caps at December 31, 2025 would increase by $0.9 million or decrease by $0.6 million.

For further information, see Footnote 9 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

March 19, 2026

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment - Hawaii Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $530.5 million as of December 31, 2025, and the goodwill associated with the Hawaii reporting unit was $144.0 million. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. The fair value of a reporting unit is based on a combination of valuation methods, including both income-based and market-based methods. The income approach relies on management’s estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumption, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 19, 2026

We have served as the Company's auditor since 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$40.5	$460.7
Receivables, less allowances of $16.3 and $15.0	85.4	96.4
Inventory, materials and supplies	107.0	82.3
Prepaid expenses	25.2	23.1
Other current assets	103.8	10.3
Total current assets	361.9	672.8
Property, plant and equipment, net	2,887.8	2,625.3
Operating lease right-of-use assets	77.3	77.4
Goodwill	530.5	566.7
Intangible assets, net	300.2	353.4
Other noncurrent assets	76.8	166.8
Total assets	$4,234.5	$4,462.4
Liabilities and Shareowners' Equity
Current liabilities
Current portion of long-term debt	$26.6	$45.6
Accounts payable	162.7	174.8
Unearned revenue and customer deposits	49.6	50.6
Accrued taxes	10.1	10.2
Accrued interest	0.8	0.9
Accrued payroll and benefits	36.7	36.4
Accrued restructuring	0.8	40.4
Other current liabilities	121.8	26.8
Total current liabilities	409.1	385.7
Long-term debt, less current portion	1,679.9	1,720.2
Operating lease liabilities	77.9	77.5
Pension and postretirement benefit obligations	92.2	111.3
Pole license agreement obligation	34.7	37.8
Deferred income tax liabilities	31.3	20.4
Other noncurrent liabilities	146.1	238.5
Total liabilities	2,471.2	2,591.4
Shareowners' equity
Additional paid-in capital	2,316.1	2,316.1
Accumulated deficit	(589.6)	(480.1)
Accumulated other comprehensive income	36.8	35.0
Total shareowners' equity	1,763.3	1,871.0
Total liabilities and shareowners' equity	$4,234.5	$4,462.4

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,107.2	$1,096.3	$1,100.1
Costs and expenses
Cost of services and products, excluding items below	474.0	530.8	533.7
Selling, general and administrative, excluding items below	240.5	263.7	266.8
Depreciation and amortization	334.7	338.9	369.5
Restructuring and severance related charges	5.9	60.5	10.8
Impairment of goodwill	36.2	—	—
Impairment of assets	2.5	3.1	—
Transaction and integration costs	1.9	4.0	0.4
Total operating costs and expenses	1,095.7	1,201.0	1,181.2
Operating income (loss)	11.5	(104.7)	(81.1)
Interest expense	128.6	175.5	160.2
Other components of pension and postretirement benefit plans (benefit) expense	(4.3)	(5.5)	0.7
Other income, net	(27.1)	(37.2)	(17.9)
Loss from continuing operations before income taxes	(85.7)	(237.5)	(224.1)
Income tax expense (benefit)	8.1	(13.9)	(16.4)
Loss from continuing operations	(93.8)	(223.6)	(207.7)
(Loss) income from discontinued operations (net of tax)	(15.7)	94.3	15.0
Net loss	$(109.5)	$(129.3)	$(192.7)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(109.5)	$(129.3)	$(192.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	—	(6.5)	2.6
Accumulated foreign currency translation loss divested of in discontinued operations	—	11.5	—
Defined benefit plans
Net gain arising from remeasurement during the period, net of tax of $2.9, $2.6, $0.7	9.4	8.1	10.5
Amortization of prior service benefits included in loss from continuing operations, net of tax of ($0.2), ($0.2), ($0.2)	(0.6)	(0.6)	(0.6)
Amortization of net actuarial gain included in loss from continuing operations, net of tax of ($1.2), ($1.0), ($1.2)	(3.9)	(3.0)	(3.8)
Settlement gains reclassified to loss from continuing operations, net of tax of ($1.0), ($0.8)	(3.1)	(2.7)	—
Total other comprehensive income	1.8	6.8	8.7
Total comprehensive loss	$(107.7)	$(122.5)	$(184.0)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive
	Capital	Deficit	Income	Total
Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5
Net loss	—	(192.7)	—	(192.7)
Other comprehensive income	—	—	8.7	8.7
Capital contributions by Red Fiber Parent LLC	400.0	—	—	400.0
Balance at December 31, 2023	2,116.1	(350.8)	28.2	1,793.5
Net loss	—	(129.3)	—	(129.3)
Other comprehensive income	—	—	6.8	6.8
Capital contributions by Red Fiber Parent LLC	200.0	—	—	200.0
Balance at December 31, 2024	2,316.1	(480.1)	35.0	1,871.0
Net loss	—	(109.5)	—	(109.5)
Other comprehensive income	—	—	1.8	1.8
Balance at December 31, 2025	$2,316.1	$(589.6)	$36.8	$1,763.3

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(109.5)	$(129.3)	$(192.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	334.7	344.6	449.6
Impairment of goodwill and other assets	38.7	3.1	—
Provision for credit loss on receivables	10.7	9.7	9.1
Unrealized loss (gain) on interest rate contracts	10.4	(1.2)	4.4
Noncash portion of interest expense	8.7	8.7	7.5
Deferred income taxes	9.8	15.5	(40.6)
Pension and other postretirement payments in excess of expense	(14.6)	(14.4)	(7.7)
Loss (gain) on sale of discontinued operations	16.3	(93.7)	—
Other, net	(13.2)	(10.4)	(2.4)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	0.3	87.0	(54.5)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(34.0)	3.9	(14.6)
Decrease in accounts payable	(1.3)	(20.4)	(54.7)
(Decrease) increase in accrued and other current liabilities	(47.1)	31.2	2.7
Increase in other noncurrent assets	(6.7)	(19.2)	(5.1)
(Decrease) increase in other noncurrent liabilities	(2.2)	21.7	5.0
Net cash provided by operating activities	201.0	236.8	106.0
Cash flows from investing activities
Capital expenditures	(560.0)	(553.5)	(641.4)
Acquisition of businesses, net cash of acquired	—	—	(3.2)
Adjustments and proceeds from sale of discontinued operations, net of cash divested	(14.5)	672.2	—
Proceeds from sale of assets	5.8	—	—
Proceeds from sale of equity method investment	10.0	—	—
Insurance proceeds received for damage to equipment	2.5	7.6	0.3
Acquisition of fiber and cable assets	—	(1.5)	(8.6)
Other, net	(0.3)	(0.5)	(1.3)
Net cash (used in) provided by investing activities	(556.5)	124.3	(654.2)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	—	200.0	400.0
Proceeds from issuance of long-term debt	6.5	331.7	211.4
Net decrease in corporate credit facility with initial maturities less than 90 days	—	(152.5)	(70.5)
Proceeds from borrowings on receivables facilities	—	1,279.9	1,706.5
Payments on receivables facilities	—	(1,525.4)	(1,647.8)
Repayment of debt	(71.2)	(36.2)	(47.8)
Debt issuance costs	(2.3)	(5.4)	(4.0)
Net cash (used in) provided by financing activities	(67.0)	92.1	547.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(422.5)	453.3	(0.4)
Cash, cash equivalents and restricted cash at beginning of period	465.8	12.5	12.9
Cash, cash equivalents and restricted cash at end of period	$43.3	$465.8	$12.5

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in two distinct regions. These regions are defined by the Company as 1) Midwest, which includes Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana ("Greater Cincinnati"), communities near Dayton and Columbus, Ohio and 2) Hawaii, which includes the island of Oahu and the neighboring islands. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

As of December 31, 2025, we operate our business through one reportable segment: Network

The Company has approximately 2,100 employees as of December 31, 2025. Approximately 40% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357. The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2026 and third quarter of 2028, respectively.

In August 2023, Parent committed to make capital contributions of $600.0 million to the Company, of which $400.0 million and $200.0 million was received by the Company in the third quarter of 2023 and fourth quarter of 2024, respectively, and recorded to "Additional paid-in capital" on the Consolidated Balance Sheets. The capital contributions received in the third quarter of 2023 were used to repay borrowings on the Company's Revolving Credit Facility, fund capital expenditures, and fund working capital. The capital contributions received in the fourth quarter of 2024 were used for the Company's continued capital investments in 2025.

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

The sale of the CBTS and OnX businesses (the "Disposal Group") on December 2, 2024 represented a strategic shift in our business. Therefore, results of operations from the Disposal Group are reported as discontinued operations in our financial statements. Accordingly, the Company has recast its prior period financial position and results of operations to be comparable with the current discontinued operations presentation with the exception of the Consolidated Statements of Cash Flows. See Note 14 for all required disclosures.

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

Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification 805 (“ASC 805”), “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. See Note 13 for disclosures related to mergers and acquisitions.

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the years ended December 31, 2025, 2024 and 2023, results of operations of DAO were not considered significant.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of December 31, 2025 consists of funds held in an escrow account and funds held by DAO. Restricted cash as of December 31, 2024 and 2023 consists of funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets follows:

(dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$40.5	$460.7	$7.8
Cash and cash equivalents included in Current assets held for sale from discontinued operations	—	—	1.3
Restricted cash included in Other noncurrent assets	2.8	5.1	3.4
Cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows	$43.3	$465.8	$12.5

Form 10-K Part II	Cincinnati Bell Inc.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2025 and 2024, unbilled receivables totaled $7.3 million and $2.7 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for credit losses in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.

Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life. The majority of the network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Beginning in July 2025, the Company prospectively changed depreciation methodology for Hawaii operations from group method to straight-line methodology in conjunction with the completion of the first phase of its technology transformation project to modernize systems to achieve better process efficiencies across sourcing, project management, fixed assets and accounting through the use of various solutions (the "Transformation Project"). The impact to depreciation expense in future periods is not expected to be material.

In connection with the Transformation Project, software and capitalized implementation costs associated with the internal-use software are included in “Property, plant and equipment, net” in the Consolidated Balance Sheets. Capitalized implementation costs associated with cloud computing arrangements of $15.9 million and $6.2 million, net of accumulated amortization, are included in “Other non-current assets” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.

Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.

Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized. The Company records the fair value of a legal liability for an asset retirement obligation in the period it is incurred. Under the group depreciation method, the estimated removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. Under straight-line methodology, asset retirement obligations will be accrued and recorded to Cost of services and products when obligations exist and the amount can be reasonably estimated. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as gain or loss on disposition.

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

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is allocated at the business segment level. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. For the year ended in 2025, to calculate fair value of the reporting units, management used a combination of methods, including both income-based and market-based methods. The income approach relies on estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumptions, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. An impairment loss of $36.2 million was recorded in 2025 related to the Agile reporting unit. See Note 5 for disclosures related to Company's impairment testing conducted. No impairment losses were recognized in goodwill for the years ended in 2024 and 2023.

Form 10-K Part II	Cincinnati Bell Inc.

Indefinite-Lived Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum and other perpetual licenses represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No impairment losses were recognized on indefinite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023.

Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. For the year ended December 31, 2025, the Company recorded a loss on impairment of long-lived assets of $2.5 million for the write-off of certain fiber cable that will no longer be utilized for network build projects and for which there is no resale value for the fiber cable. For the year ended December 31, 2024, the Company recorded a loss on impairment of long-lived assets of $3.1 million for the write-off of certain fixed assets and operating lease right-of-use assets that will no longer be utilized as a result of the Company's decision in the third quarter to no longer pursue an ancillary product offering. No impairment losses were recognized on long-lived assets for the year ended December 31, 2023.

Cost and Equity Method Investments — Certain of our cost method investments do not have readily determinable fair values. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The carrying value of these investments was $11.2 million and $10.1 million as of December 31, 2025 and 2024, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed at least annually to determine if changes in circumstances exist that would indicate the carrying value may not be recoverable. If indicators are present then an analysis is performed to determine if carrying value exceeds the estimated fair value. No impairment losses were recognized for cost method investments for the years ended December 31, 2025, 2024 and 2023.

In 2025, a $10.0 million gain was recorded in “Other income, net” related to the sale of an equity method investment that was previously fully impaired.

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

Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $19.6 million, $21.7 million and $25.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue totaled $31.4 million, $30.5 million, and $34.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The amounts recorded as expense totaled 33.0 million, $34.8 million, and $38.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. We record all other federal taxes collected from customers on a net basis.

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Compensation Plans - In September 2021, subsequent to the Merger, Parent granted officers and key employees of the Company cash-settled awards that vest ratably over a 4-year period beginning with the first anniversary of the grant date with the final 20% vesting upon the occurrence of a liquidity event, defined as a change of control or qualified public offering. In the absence of a liquidity event, the awards will expire in eight years. The ultimate payment of the awards upon the occurrence of a liquidity event is based on the i) number of vested awards and ii) an amount determined from the excess of the proceeds received from the liquidity event over the invested capital, adjusted for internal rates of return. No compensation expense was recorded in the years ended December 31, 2025, 2024 and 2023.

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

2.
Recently Issued Accounting Standards

Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires reporting entities to disclose disaggregated information about the entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company has adopted ASU 2023-09 on a prospective basis for its annual period ending December 31, 2025. ASU 2023-09 impacts our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the year ending December 31, 2025, but will have no impact on our results of operations, cash flows, or financial condition.

Accounting Standards yet to be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which aims to increase expense reporting requirements, with enhanced disclosure surrounding the nature of expenses presented within the income statement, including selling expenses. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments within this ASU will be applied on a prospective basis with the option for retrospective application. The Company is currently evaluating the effects of this standard on its consolidated financial statements and related disclosures and will adopt the standard for the annual period beginning January 1, 2026.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which removes the prescriptive software development stages and replaces them with a probable-to-complete recognition threshold. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The update may be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the effects of ASU 2025-06 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the scope of ASC 270 for entities that provide interim financial statements and notes in accordance with U.S. GAAP, provides form and content guidance, consolidates interim disclosure requirements across the Codification, and introduces a disclosure principle requiring reporting of material events or changes occurring since the end of the most recent annual reporting period. The amendments are effective for public business entities for interim reporting periods within fiscal years beginning after December 15, 2027, and for all other entities for interim reporting periods within fiscal years beginning after December 15, 2028. Early adoption is permitted, with prospective or retrospective transition allowed. The Company is evaluating the impact of ASU 2025‑11 on its interim financial statement presentation and related disclosures.

In December 2025, the FASB issued No. ASU 2025-12, Codification Improvements, which makes non-substantive technical corrections, clarifications, and other incremental improvements to various Topics in the Codification. Notable clarifications include (among others) disclosure scope for lease receivables arising from sales‑type or direct financing leases and transfers of receivables from contracts with customers. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Entities may apply the amendments prospectively or retrospectively. The Company is currently evaluating the effects of ASU 2025-12 on its consolidated financial statements and related disclosures.

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

As of December 31, 2025, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $207.6 million. IRU revenue is recognized over the contract term as the services are provided. IRU contracts are up to 30 years The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
2026	$25.5
2027	43.9
2028	30.2
2029	10.6
2030	10.6
Thereafter	86.8

The Company has identified four distinct performance obligations, namely Data, Voice, Video, and Other. For each of the Data, Voice, and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice, and Video are identified to be a series of distinct services. Products and services provided can be categorized into three main categories consisting of Strategic, Legacy and Other. The Strategic and Legacy categories may include one or more of the aforementioned performance obligations. Data services include internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal, IRU revenue and revenue associated with the SEA-US cable system. Voice services include traditional and fiber voice lines, switched access, digital trunking, consumer and business long distance calling, and certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers have the option to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the customer has no alternative use for the equipment.

Products and services not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees including processing, franchise, and regulatory fees, subsidized fiber build projects and other fees that are generally nonrecurring in nature. Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware products and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting. The sale of hardware products and maintenance contracts is recognized at a point in time while transfer of control of the other products and services is evaluated on an individual project basis and can occur over time or at a point in time.

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2022	$3.5	$12.3	$15.8
Additions	2.6	12.0	14.6
Amortization	(1.3)	(5.7)	(7.0)
Balance as of December 31, 2023	4.8	18.6	23.4
Additions	2.2	12.8	15.0
Amortization	(1.8)	(7.6)	(9.4)
Balance as of December 31, 2024	5.2	23.8	29.0
Additions	1.4	12.1	13.5
Amortization	(1.8)	(7.9)	(9.7)
Balance as of December 31, 2025	$4.8	$28.0	$32.8

The Company recognizes a liability for cash received up-front for IRU contracts. At December 31, 2025 and 2024, $4.7 million and $4.3 million, respectively, of contract liabilities were included in "Other current liabilities." At December 31, 2025 and 2024, $97.7 million and $89.4 million, respectively, of contract liabilities were included in "Other noncurrent liabilities." These balances include amounts recorded under the dedicated fiber agreement further described in Note 8.

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Data	$638.2	$581.3	$552.8
Video	154.2	178.5	180.8
Voice	209.7	228.2	256.4
Other	105.1	108.3	110.1
Total Revenue	$1,107.2	$1,096.3	$1,100.1

Form 10-K Part II	Cincinnati Bell Inc.

4.
Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable
(dollars in millions)	2025	2024	Lives (Years)
Land and rights-of-way	$138.6	$136.3	20 – Indefinite
Buildings and leasehold improvements	254.7	240.2	5 – 40
Network equipment	3,148.4	2,821.1	4 – 50
Office software, furniture, fixtures and vehicles	242.2	207.2	3 – 17
Construction in process	222.5	149.4	n/a
Gross value	4,006.4	3,554.2
Accumulated depreciation	(1,118.6)	(928.9)
Property, plant and equipment, net	$2,887.8	$2,625.3

Depreciation expense on Property, plant, and equipment, including assets accounted for as finance leases, totaled $281.3 million in 2025, $276.3 million in 2024 and $300.3 million in 2023. The portion of depreciation expense associated with cost of providing services was 88%, 86%, and 90% in 2025, 2024 and 2023, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 4 and 50 years, the majority of which fall within the range of 7 to 22 years.

The Company recorded a loss on impairment of long-lived assets of $2.5 million in 2025, related to a fiber asset purchase that management concluded would no longer be placed in service. The Company recorded a loss on impairment of long-lived assets of $2.9 million in 2024 related to a write-off of certain fixed assets that will no longer be utilized as a result of the Company's decision to no longer pursue an ancillary product offering. No asset impairment losses were recognized on Property, plant, and equipment in the year ended December 31, 2023.

Form 10-K Part II	Cincinnati Bell Inc.

5.
Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	Network
Goodwill, balance as of December 31, 2023 and 2024	$566.7
Activity during the year:
Impairment of goodwill	36.2
Goodwill, balance as of December 31, 2025	$530.5

As part of our annual impairment testing conducted in the fourth quarter of 2025, the Company performed a quantitative assessment of goodwill under ASC 350 guidance for all reporting units. For the Midwest and Hawaii reporting units, fair value exceeded respective carrying amounts and no goodwill was impaired. No goodwill impairment charges were recognized for the years ended December 31, 2024 and 2023.

In October 2025, the Company commenced a strategic review of its Agile business. The evaluation of alternatives included, among other options, continued operation with targeted restructuring initiatives designed to enhance profitability and cash flow, a sale of the business or specific assets, or a potential merger. As a result of the strategic review, management determined that it will continue to operate the business and conducted a headcount reduction further discussed in Note 15. Additionally, management updated its long-term forecast. Based on these events, the Company determined that a triggering event occurred for Agile warranting a review of the recoverability of the asset group and impairment review of the goodwill. Based on the review of the Agile asset group, the Company concluded that the undiscounted cash flows exceeded the carrying value of the Agile asset group and thus an impairment did not exist for the related long-lived assets. Based on the review of the Agile reporting unit, which was performed in connection with the annual goodwill impairment assessment, the Company determined that the goodwill was fully impaired and recorded a charge of $36.2 million.

Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(261.2)	$283.8	$545.0	$(208.2)	$336.8
Trade names	22.4	(20.9)	1.5	22.4	(20.6)	1.8
Technology	1.1	(0.6)	0.5	1.1	(0.5)	0.6
Total	568.5	(282.7)	285.8	568.5	(229.3)	339.2
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.6	—	7.6	7.4	—	7.4
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.9	$(282.7)	$300.2	$582.7	$(229.3)	$353.4

Finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The amortization expense for finite-lived intangible assets was $53.4 million in 2025, $62.6 million in 2024 and $69.2 million in 2023. No impairment losses were recognized on intangible assets for the years ended December 31, 2025, 2024 and 2023.

Form 10-K Part II	Cincinnati Bell Inc.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2026	$48.9
2027	44.4
2028	39.8
2029	35.2
2030	30.6
Thereafter	86.9
Total	$285.8

Form 10-K Part II	Cincinnati Bell Inc.

6.
Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2025	2024
Current portion of long-term debt:
Credit Agreement - Term B Loans	$16.3	$16.3
Paniolo Fiber Assets Financing Arrangement	—	0.5
Other bank debt	—	18.9
Finance lease liabilities	10.3	9.9
Current portion of long-term debt	26.6	45.6
Long-term debt, less current portion:
Credit Agreement - Term B Loans	1,582.4	1,596.3
Various Cincinnati Bell Telephone notes (1)	85.8	93.8
Paniolo Fiber Assets Financing Arrangement	—	20.9
Digital Access Ohio Advance	10.3	10.3
Finance lease liabilities	32.9	37.7
	1,711.4	1,759.0
Net unamortized discount	(4.5)	(5.8)
Unamortized financing issuance costs	(27.0)	(33.0)
Long-term debt, less current portion	1,679.9	1,720.2
Total debt	$1,706.5	$1,765.8

(1)
As of December 31, 2025 and December 31, 2024, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $4.2 million and $5.9 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Form 10-K Part II	Cincinnati Bell Inc.

Credit Agreement

The Credit Agreement initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility matures in September 2026 and the Term B-1 Loans mature in September 2028. Subsequent to entering into the Credit Agreement, additional Amendments have been executed resulting in three tranches of debt outstanding at December 31, 2025 totaling $1.6 billion aggregate principal that all mature in September 2028. The three tranches are the Term B-1 loans, Term B-3 loans and Term B-5 loans (collectively referred to as the "Term B Loans"). The aggregate principal amount of the Term B Loans is recorded in current and long-term debt on the Consolidated Balance Sheet.

As of December 31, 2025 the maximum borrowing capacity on Revolving Credit Facility is $400 million and has a maturity date of August 2028. No borrowings were drawn on the Revolving Credit Facility at December 31, 2025 and 2024. As the result of a 2024 amendment, maturity date for the commitments under the Company's Revolving Credit Facility was extended to August 2028. Borrowings under the Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company.

In September 2025, the Company entered into an amendment (the "Amendment No. 6") to the Credit Agreement to provide for (i) a reduction in the interest rate margin applicable to the Term B-1 Loans and the Term B-3 Loans under the Credit Agreement and (ii) the incurrence of a new tranche of $925,937,520 senior secured term loans (the "Term B-5 Loans"). The proceeds of the Term B-5 Loans were used to refinance in full the outstanding aggregate principal amount of the Term B-4 Loans and to pay fees and expenses in connection with the refinancing of the Term B-4 Loans. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 6.

The September 2025 amendment was accounted for as a modification of the Term Loans. Accordingly, no loss was recorded and new financing costs deferred are being amortized over the new and amended maturities of the term loan.

Borrowings under the Term B-1 and Term B-3 Loans will, following the Amendment No. 6, bear interest, initially, at a rate equal to, at the Company’s option, either:

•
a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 1.50%; or
•
Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.50%.

Borrowings under the Term B-5 Loans will bear interest, initially, at a rate equal to, at the Company’s option, either:

•
a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 1.25%; or
•
Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.25%.

Borrowings under the Revolving Credit Facility will, following the Amendment No. 1, bear interest, initially, at a rate equal to, at the Company’s option, either:

Form 10-K Part II	Cincinnati Bell Inc.

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

The base rate is subject to a 0.00% floor. The Adjusted Term SOFR is subject to a floor equal to (i) for the Revolving Credit Facility, 0.00%, (ii) for the Term B-1 Loans and Term B-3 Loans, 0.25%, and (iii) for the Term B-5 Loans, 0.50%.

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

Guarantors and Security Interests, Credit Agreement

All obligations under the Term B-1 Loans, Term B-3 Loans, Term B-5 Loans and Revolving Credit Facility are unconditionally guaranteed by the direct parent of the Company and each of the existing and future direct and indirect material, wholly-owned domestic subsidiaries of the Company, subject to certain exceptions (including for Cincinnati Bell Funding LLC (and any other similar special purpose receivables financing subsidiary), the Company's joint ventures, subsidiaries prohibited by applicable law or contractual obligation from becoming guarantors, immaterial subsidiaries, unrestricted subsidiaries, foreign subsidiaries, and other customary exceptions as more fully described in the Credit Agreement). Obligations outstanding under the Credit Agreement are secured by perfected first priority pledges of and security interests in (i) the equity interests of the Company held by its direct parent and (ii) substantially all of the assets of the Company and each subsidiary guarantor (subject to customary exceptions as more fully described in the Credit Agreement), including equity interests of each subsidiary guarantor under the Credit Agreement.

Form 10-K Part II	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility (the "Network Receivables Facility"), covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries. In March 2025, the Company executed an amendment to the Network Receivables Facility that increased the maximum borrowing limit for loans and letters of credit in the aggregate from $55.0 million to $60.0 million, extended the termination date to March 2028 and extended the renewal date to March 2027.

As of December 31, 2025, the Company had no borrowings and $26.7 million of letters of credit outstanding under the Network Receivables Facility, leaving $28.3 million remaining availability on the total borrowing capacity of $55.0 million. The available borrowing capacity on the facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

Interest on the Network Receivables Facility is based on the SOFR rate plus 1.4% for borrowings. There were no borrowings for the year ended December 31, 2025 and therefore no average interest rate on the Network Receivables Facility in 2025. The Company pays letter of credit fees on letters of credit drawn under the securitization facility and also pays commitment fees on the unused portions of the total facility.

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

For the purposes of consolidated financial reporting, the Network Receivables Facility is accounted for as secured financing. Because CBF has the ability to prepay the Network Receivables Facility at any time by making a cash payment, the transfers do not qualify for "sale" treatment on a consolidated basis under ASC 860, "Transfers and Servicing."

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

Other Bank Debt

The Company operates multiple bank accounts that are funded and swept daily. On December 31, 2024, the Company experienced a temporary overdraft in one of its bank accounts as a result of a miscommunication on payroll dates and the associated funding requirements related to the holiday. Sufficient cash reserves were available at another financial institution to fully cover the amount. The issue was promptly identified and the account was subsequently funded on January 2, 2025, resulting in full payment of the outstanding debt.

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

Digital Access Ohio Advance

The Company holds an interest in DAO (Note 1), which entered into a secured promissory note ("Digital Access Ohio Advance") to finance a portion of DAO's operations. The Digital Access Ohio Advance matures in July 2033, and the total borrowings shall not exceed $20.0 million in the aggregate. Borrowings under the Digital Access Ohio Advance bear interest at a rate per annum equal to the long term applicable federal rate plus 1.0%. The interest will continue to accrue and is due either upon maturity in July 2033 or upon repayment if that occurs prior to the maturity date. The Company guarantees DAO's borrowings under the Digital Access Ohio Advance. As of December 31, 2025, borrowings under the Digital Access Ohio Advance totaled $10.3 million.

Finance Lease Liabilities

Finance lease liabilities represent our obligation for certain leased assets, including vehicles and various equipment. These leases generally contain renewal or buyout options.

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements, excluding lease obligations, for the five years subsequent to December 31, 2025, and thereafter:

(dollars in millions)	Debt
Year ended December 31,
2026	$16.3
2027	16.3
2028	1,647.7
2029	—
2030	—
Thereafter	10.3
1,690.6
Net unamortized discount	(4.5)
Unamortized financing issuance costs	(27.0)
Total debt	$1,659.1

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs

Financing costs incurred and deferred in connection with obtaining long-term financing are recorded as a component of debt as Unamortized financing issuance costs. Additionally, the Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2025 and 2024, deferred financing costs recorded to "Other non-current assets" totaled $2.4 million and $3.3 million, respectively.

Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $8.7 million in 2025, $9.1 million in 2024, and $8.4 million in 2023.

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

The Term B-1 Loans, Term B-3 Loans and Term B-5 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility, except that a breach of the financial covenants will not result in an event of default under the Term B-5 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility have terminated their commitments under the Revolving Credit Facility and accelerated the loans then outstanding under the Revolving Credit Facility in response to such breach in accordance with the terms and conditions of the Credit Agreement.

Form 10-K Part II	Cincinnati Bell Inc.

7.
Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. The Company leases its real estate for terms between 1 and 100 years, its equipment for terms between 3 and 10 years, its cell towers for terms between 5 and 21 years, its designated space on third party cell towers for terms between 4 and 55 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2094, some of which include options to extend the leases for up to 25 years.

As adopted under ASC 842, the Company does no recognize leases with a contractual term of a year or less on the balance sheet. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
(dollars in millions)	Balance Sheet Location	2025	2024
Operating lease assets, net of amortization	Operating lease right-of-use assets	$77.3	$77.4
Finance lease assets, net of amortization	Property, plant and equipment, net	23.3	19.8
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	6.9	6.4
Noncurrent operating lease liabilities	Operating lease liabilities	77.9	77.5
Total operating lease liabilities		84.8	83.9
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	10.3	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	32.9	37.7
Total finance lease liabilities		$43.2	$47.6

The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Operating lease cost	$13.2	$12.7	$10.1
Short-term lease cost	0.7	0.7	0.5
Variable lease cost	—	—	0.2
Finance lease cost:
Depreciation on leased assets	3.4	2.2	0.7
Interest on lease liabilities	3.4	3.4	3.1
Total lease cost	$20.7	$19.0	$14.6

Form 10-K Part II	Cincinnati Bell Inc.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.3	$3.9	$3.9
Operating cash flows from operating leases	$6.4	$10.7	$13.4
Financing cash flows from finance leases	$10.9	$14.2	$12.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$6.8	$23.1	$15.7
New finance leases	$6.5	$14.0	$14.4

*Supplemental cash flows information includes cash flows from discontinued operations through the disposal date of December 2, 2024.

Additional quantitative information related to leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2025	2024
Operating leases	15.99 years	16.72 years
Finance leases	3.80 years	5.18 years
Weighted Average Discount Rate
Operating leases	7.46%	7.90%
Finance leases	7.29%	7.40%

Maturities of operating and finance lease liabilities are listed below. Amounts in the table include options to extend lease terms that are reasonably certain of being exercised.

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2026	$12.0	$13.2
2027	11.5	13.3
2028	11.3	12.0
2029	10.4	10.4
2030	9.6	0.6
Thereafter	106.0	0.1
Total future minimum lease payments	160.8	49.6
Less imputed interest	(75.8)	(6.4)
Total	$85.0	$43.2

As of December 31, 2025, we have additional future payments on operating leases that have not yet commenced for $0.2 million. These leases will commence in 2026 and have lease terms of 3-55 years.

Form 10-K Part II	Cincinnati Bell Inc.

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 1 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded lease income, inclusive of sublease income, related to operating lease payments of $5.2 million in 2025, $4.3 million in 2024, and $3.4 million in 2023.

The Company recorded $1.4 million as lessor revenue in 2025 for the sublease of its corporate headquarter office space in Cincinnati, Ohio.

The Company owns the underlying assets associated with its operating leases, excluding the office that the Company subleases, and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Future minimum lease payments to be received are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2026	$4.3
2027	4.2
2028	4.1
2029	3.9
2030	3.3
Thereafter	12.1
Total future minimum lease payments	31.9
Less imputed interest	(8.9)
Total	$23.0

Form 10-K Part II	Cincinnati Bell Inc.

8.
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

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (“HEC”) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles. The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms. Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $12.2 million recorded as of the Merger Date. As of December 31, 2025, the Company has a liability recorded of $37.8 million related to the payments for the use of the poles, of which $3.1 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets. As of December 31, 2024, the Company had a liability recorded of $40.8 million related to the payments for the use of the poles, of which $3.0 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The future minimum payments under the base agreement, as well as the renewal options for the arrangement which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2026	$5.1
2027	5.0
2028	4.0
2029	4.0
2030	4.0
Thereafter	28.0
Total future minimum financing obligation payments	50.1
Less imputed interest	(12.3)
Total	$37.8

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

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. The Company has a remaining obligation related to the sale of capacity and other services of $15.2 million and $17.1 million at December 31, 2025 and 2024, respectively, recorded in "Other noncurrent liabilities" and $1.8 million and $1.7 million at December 31, 2025 and 2024, respectively, recorded in "Other current liabilities" in the Consolidated Balance Sheets, which was previously received in up-front payments. The Company is recognizing revenue for the cable on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract terms range up to 25 years.

Form 10-K Part II	Cincinnati Bell Inc.

Dedicated Fiber Agreement

In 2021, the Company entered into an IRU agreement to provide dedicated fiber routes for a period of 20 years. During 2025, 2024 and 2023, the Company incurred costs of $6.5 million, $4.7 million and $16.3 million, respectively, related to the dedicated fiber route build, with all such costs capitalized. As of December 31, 2025, the Company has a liability of $73.5 million for services to be delivered related to up-front payments previously received, of which $2.7 million is recorded in “Other current liabilities” and $70.8 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. As of December 31, 2024, the Company has a liability of $65.7 million for services to be delivered related to up-front payments previously received, of which $2.2 million is recorded in “Other current liabilities” and $63.5 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. The Company will receive additional up-front payments for the remaining contract revenue upon completing certain milestones related to the build of the dedicated fiber routes. Revenue for the IRU agreement will be recognized on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract term is 20 years.

Involuntary Events and Contingencies

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income in the affected areas. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses. In 2025, the Company received insurance proceeds of $3.1 million for business interruption, and recorded the amount to "Cost of services and products" on the Consolidated Statements of Operations. In 2025 and 2024, the Company received insurance reimbursements of $1.9 million and $7.0 million, respectively, that exceeded the net book value related to the physical loss and damage claims, and recorded the amount to "Other income, net" on the Consolidated Statements of Operations. The Company has received life-to-date insurance reimbursements of $8.9 million related to this claim that have exceeded the net book value related to the physical loss and damage claims.

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

The parties to the litigations, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigations. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet that contemplates a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution is a total of $100.0 million and includes the $2.5 million previously contributed for the One ‘Ohana Fund. Settlement payments are expected to be made in 2026 following necessary judicial review and approvals. However, until final settlement documents are signed by all the parties to the term sheet, there can be no assurances that a settlement will be completed, or that Hawaiian Telcom will be able to settle the lawsuits against it on the terms set forth in the term sheet. If the settlement is not completed, Hawaiian Telcom intends to vigorously defend the lawsuits in which it is named as defendant.

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

Form 10-K Part II	Cincinnati Bell Inc.

In the first quarter of 2025, the general liability of $97.5 million related to this matter was reclassed from "Other noncurrent liabilities" to "Other current liabilities" in the Consolidated Balance Sheets as the payment is expected to be made in 2026. The offsetting receivable of $96.6 million associated with amounts expected to be reimbursed by insurance was also reclassed from "Other noncurrent assets," to "Other current assets" in the Consolidated Balance Sheets. As of December 31, 2025, the balance remains at $97.5 million recorded to "Other current liabilities" and the offsetting receivable of $96.6 million recorded to "Other current assets" in the Consolidated Balance Sheets. As of December 31, 2024, the general liability of $97.5 million related to this matter remains recorded in "Other noncurrent liabilities" in the Consolidated Balance Sheets. As of December 31, 2024 an offsetting receivable of $96.6 million associated with amounts expected to be reimbursed by insurance has been recorded in "Other noncurrent assets," in the Consolidated Balance Sheets.

Legal expenses related to this matter were $0.7 million and $3.2 million for the year ended December 31, 2025 and 2024, respectively. The Company collected $6.3 million from their insurance provider in 2025 to reimburse a portion of professional fees incurred. As of December 31, 2025 and 2024, $3.4 million and $8.4 million, respectively, of insurance receivables are recorded to "Receivables, Net" on the Consolidated Balance Sheets as a result of agreement by the Company's insurance provider to reimburse a portion of legal and professional fees incurred.

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

The following table presents the activity for the Company’s asset retirement obligations:

	Year Ended	Year Ended
(dollars in millions)	December 31, 2025	December 31, 2024
Balance, beginning of period	$7.3	$7.3
Liabilities incurred	—	—
Liabilities settled	(0.1)	(0.3)
Accretion expense	0.3	0.3
Balance, end of period	$7.5	$7.3

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $26.7 million as of December 31, 2025. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2025 or 2024.

Form 10-K Part II	Cincinnati Bell Inc.

Purchase Commitments

The Company primarily has purchase commitments and blanket purchase requisitions related to certain goods and services and generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause. These agreements typically range from one to three years. In 2024, the Company entered into a noncancellable, three‑year purchase commitment with a strategic vendor to support its fiber network expansion initiatives. The original commitment totaled approximately $84 million for the procurement of capital materials. In 2025, the Company increased the total commitment to approximately $135 million. As of December 31, 2025, approximately $120 million of the commitment remained outstanding. Other minimum commitments that are noncancellable in nature are not considered significant.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2025, cannot be reasonably determined.

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

In the fourth quarter of 2025, the Company entered into four forward starting non-amortizing interest rate swaps to convert variable rate debt to fixed rate debt. The interest rate swaps have notional amounts of $75.0 million, $25.0 million, $150.0 million and $50.0 million resulting in interest payments based on an average fixed rate per swap of 3.2178%, 3.2340%, 3.2115% and 3.2200%, respectively, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swaps will commence in June 2026 and expire in July 2028.

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

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2025, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2025	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$1.4	$—	$1.4	$—
Interest Rate Swap	Other noncurrent assets	$0.5	$—	$0.5	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$1.0	$—	$1.0	$—
Interest Rate Swap	Other noncurrent liabilities	$0.5	$—	$0.5	$—
Interest Rate Cap	Other current liabilities	$0.3	$—	$0.3	$—

As of December 31, 2024, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2024	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$6.5	$—	$6.5	$—
Interest Rate Swap	Other noncurrent assets	$2.8	$—	$2.8	$—
Interest Rate Cap	Other current assets	$1.1	$—	$1.1	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$0.2	$—	$0.2	$—
Interest Rate Cap	Other noncurrent liabilities	$0.1	$—	$0.1	$—

The following table summarizes the location of net unrealized and realized (gains)/losses in the Consolidated Statements of Operations that were recognized during the years ended December 31, 2025, 2024 and 2023, in addition to the derivative contract type:

		Year ended December 31,
(dollars in millions)	Statement of Operations Location	2025	2024	2023
Interest Rate Swap	Other income, net	$1.1	$(17.0)	$(9.3)
Interest Rate Cap	Other income, net	$(0.1)	$(6.1)	$(3.8)

Form 10-K Part II	Cincinnati Bell Inc.

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2025 and December 31, 2024, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	December 31, 2025		December 31, 2024
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,690.3	$1,692.4	$1,751.2	$1,755.5
Other financing arrangements	37.8	37.7	40.8	39.2

* Excludes finance leases, other financing arrangements and note issuance costs

In connection with the Merger, the carrying values of the Company's long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2025 and December 31, 2024, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2025, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-K Part II	Cincinnati Bell Inc.

10.
Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $6.7 million in 2025, $8.3 million in 2024, and $8.0 million in 2023.

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

In 2025 and 2024, the Company purchased group annuity contracts to transfer portions of its pension liability and related responsibility for benefit payments of certain participants and beneficiaries within our existing defined benefit plans resulting in a reduction of the benefit obligation of $67.5 million and $96.6 million, respectively. Additionally, lump sum payments of $38.8 million and $16.4 million, resulting in a reduction of the benefit obligation of $38.8 million and $16.4 million, were made in the years ended December 31, 2025 and 2024, respectively. The Company recorded pension settlement gains of $4.1 million and $3.5 million in 2025 and 2024, respectively, as a result of the annuity purchases and the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost for each of the pension plans.

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

On December 31, 2025, the CBPP was merged into the CBMPP. Pension plan assets and liabilities in the CBPP was transferred to the CBMPP and remeasured at December 31, 2025. Following the merger, the Cincinnati Bell Management Pension Plan was renamed the Cincinnati Bell Hawaiian Telcom Pension Plan.

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

On December 31, 2025, the noncontributory defined benefit plan for union employees ("HTHPP") was merged into the CBMPP under the Cincinnati Plans. Pension plan assets and liabilities in the HTHPP was transferred to the CBMPP and remeasured at December 31, 2025.

On December 31, 2023, the cash balance pension plan for nonunion employees ("HTMPP") under the Hawaii plans was merged into the management pension plan ("CBMPP") under the Cincinnati Plans. Pension plan assets and liabilities in the HTMPP were transferred to the CBMPP and remeasured at December 31, 2023.

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans for the years ended December 31, 2025, 2024 and 2023 for the Cincinnati Plans and the Hawaii Plans. In accordance with ASU 2017-07, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the years ended December 31, 2025, 2024 and 2023.

Pension and postretirement costs (benefits) for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$0.3	$0.4	$0.5
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	12.9	18.8	22.0	5.0	5.0	5.2
Expected return on plan assets	(12.0)	(21.0)	(20.8)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(0.8)	(0.8)	(0.7)
Actuarial gain	(0.3)	(0.2)	(0.3)	(4.8)	(3.8)	(4.7)
Pension settlement gain	(4.1)	(3.5)	—	—	—	—
Postretirement curtailment gain	—	—	—	(0.2)	—	—
Pension/postretirement (benefit) cost	$(3.5)	$(5.9)	$0.9	$(0.5)	$0.8	$0.3

Form 10-K Part II	Cincinnati Bell Inc.

Amortization of prior service benefit and actuarial (gain) loss in the years ended December 31, 2025, 2024 and 2023 represent reclassifications from accumulated other comprehensive income.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.40%	5.00%	5.40%	5.60%	5.00%	5.40%
Expected long-term rate of return	5.30%	6.30%	6.00%	—	—	—
Cash balance interest credit rate	4.80%	4.00%	4.00%	—	—	—

Hawaii Plans	Pension Benefits			Postretirement and Other Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.20%	5.00%	5.40%	5.70%	5.10%	5.50%
Expected long-term rate of return	5.30%	6.00%	5.50%	—	—	—
Cash balance interest credit rate	—	—	5.10%	—	—	—

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

The Company utilized the Pri-2012/MP-2021 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2025 and 2024.

Form 10-K Part II	Cincinnati Bell Inc.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$298.3	$433.7	$94.4	$102.1
Service cost	—	—	0.3	0.4
Interest cost	12.9	18.8	5.0	5.0
Actuarial loss (gain) (a) (b)	4.8	(13.0)	(4.4)	(6.2)
Benefits paid	(15.6)	(28.3)	(8.5)	(8.8)
Settlements (c)	(106.3)	(112.9)	(0.2)	—
Other	—	—	2.1	1.9
Benefit obligation at end of period	$194.1	$298.3	$88.7	$94.4
Change in plan assets:
Fair value of plan assets at beginning of period	$271.7	$397.8	$2.9	$3.1
Actual return on plan assets	24.6	12.4	0.1	—
Employer contributions	4.3	2.7	5.8	6.4
Benefits paid	(15.6)	(28.3)	(5.9)	(6.6)
Settlements (c)	(106.3)	(112.9)	—	—
Fair value of plan assets at end of period	178.7	271.7	2.9	2.9
Unfunded status	$(15.4)	$(26.6)	$(85.8)	$(91.5)

(a)
The actuarial loss recorded for the year ended December 31, 2025 for the pension plans was primarily driven by a decrease in the discount rate. The actuarial (gain) recorded during the year ended December 31, 2024 for the pension plans was primarily driven by an increase in the discount rate.
(b)
The actuarial (gain) recorded for the year ended December 31, 2025 for the postretirement plans was primarily driven by updated census, updated participant assumption, updated retirement/termination rates, and actual versus expected benefit payments. The actuarial (gain) recorded for the year ended December 31, 2024 for the postretirement plans was primarily driven by an increase in the discount rate.
(c)
Group annuity contracts and participant elections to take lump sum payments that exceeded the settlement accounting threshold and have been categorized as settlements.

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Discount rate	5.20%	5.60%	5.30%	5.60%
Cash balance interest credit rate	4.00%	4.00%	—	—

Hawaii Plans	Pension Benefits			Postretirement and Other Benefits
	December 31,			December 31,
	2025		2024	2025	2024
Discount rate	—	*	5.40%	5.50%	5.70%

*Not applicable as HTHPP was merged with the CBMPP as discussed above.

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

Cincinnati Plans	December 31,
	2025	2024
Healthcare cost trend	9.00%	7.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.80%	4.80%
Year the rates reach the ultimate trend rate	2037	2036

The unfunded balance of the projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Other noncurrent assets	$—	$2.1	$—	$—
Accrued payroll and benefits	1.4	1.4	7.6	7.7
Pension and postretirement benefit obligations	14.0	27.3	78.2	83.8
Total	$15.4	$26.6	$85.8	$91.5

Amounts recognized in "Accumulated other comprehensive income" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2025	2024	2025	2024
Prior service cost, net of tax of ($0.8), ($0.6)	$—	$—	$(2.4)	$(1.8)
Actuarial gain, net of tax of $0.2,($0.6), $9.4, $9.5	8.8	6.3	30.4	30.5
Total	$8.8	$6.3	$28.0	$28.7

Amounts recognized in "Accumulated other comprehensive income" on the Consolidated Statements of Equity (Deficit) and the Consolidated Statements of Comprehensive Income (Loss) are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2025	2024	2025	2024
Prior service cost recognized:
Reclassification adjustments	$—	$—	$(0.8)	$(0.8)
Actuarial gain (loss) recognized:
Reclassification adjustments	(4.5)	(3.7)	(4.7)	(3.8)
Actuarial gain (loss) arising during the period	7.8	4.4	4.5	6.3

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The current target allocations are 20% equity securities and 80% investment grade fixed income securities for the pension plan assets, as a result of the plan's funded status. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2025, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries. The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

The fair values of the pension plan assets at December 31, 2025 and 2024 by asset category are as follows:

(dollars in millions)	December 31, 2025	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$17.5	$17.5	$—	$—
International equity index funds	17.8	17.8	—	—
Fixed income bond funds	142.1	142.1	—	—
Fixed income short-term money market funds	1.3	1.3	—	—
Group insurance contract	2.9	—	—	—
Total	$181.6	$178.7	$—	$—

(dollars in millions)	December 31, 2024	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$29.7	$29.7	$—	$—
International equity index funds	28.9	28.9	—	—
Fixed income bond funds	212.0	212.0	—	—
Fixed income short-term money market funds	1.1	1.1	—	—
Group insurance contract	2.9	—	—	—
Total	$274.6	$271.7	$—	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy but is included in the totals above.

Contributions to our qualified pension plans were $2.1 million in 2025, $0.8 million in 2024, and $0.2 million in 2023. Contributions to our non-qualified pension plans were $2.2 million in 2025, $1.9 million in 2024, and $2.0 million in 2023.

Based on current assumptions, contributions are expected to be approximately $3 million to the qualified plans and $1 million to the non-qualified plans in 2026. Management expects to make cash payments of approximately $7 million related to its postretirement health plans in 2026.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2026	$20.7	$7.7	$(0.1)
2027	19.8	7.6	(0.1)
2028	18.8	7.4	(0.1)
2029	17.3	7.2	—
2030	17.8	7.0	—
Years 2031-2035	76.9	32.7	(0.1)

11.
Equity

Accumulated Other Comprehensive Income (Loss)

Shareowners’ equity includes accumulated other comprehensive income (loss) that is comprised of pension and postretirement unrecognized prior service benefit (cost) and unrecognized actuarial gain (loss), and foreign currency translation gain (loss).

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)		Total
Balance as of December 31, 2023	$33.2		$(5.0)		$28.2
Remeasurement of benefit obligations	8.1		—		8.1
Reclassifications, net	(6.3)	(a)	—		(6.3)
Foreign currency loss	—		(6.5)		(6.5)
Accumulated foreign currency translation loss divested of in discontinued operations	—		11.5	(b)	11.5
Balance as of December 31, 2024	$35.0		$—		$35.0
Remeasurement of benefit obligations	9.4		—		9.4
Reclassifications, net	(7.6)	(a)	—		(7.6)
Balance as of December 31, 2025	$36.8		$—		$36.8

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial gain, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans (benefit) expense" on the Consolidated Statements of Operations. See Note 10 for further disclosures.
(b)
The accumulated foreign currency translation loss represents the cumulative translation adjustment included in accumulated other comprehensive income that was adjusted as a result of the sale of the Disposal Group. See Note 14 for further disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

12.
Income Taxes

Income tax expense (benefit) for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Current:
Federal	$(2.5)	$—	$—
State and local	0.3	0.1	—
Total current	(2.2)	0.1	—
Deferred:
Federal	(14.9)	(47.0)	(48.3)
State and local	(1.2)	(11.8)	(7.0)
Total deferred	(16.1)	(58.8)	(55.3)
Valuation allowance	26.4	44.8	38.9
Total	$8.1	$(13.9)	$(16.4)

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each period:

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax	2.9	3.2
Non-Deductible meals and entertainment	(0.2)	(0.2)
State net operating loss adjustments	1.1	(0.7)
Change in valuation allowance, net of federal income tax	(18.9)	(17.4)
Change in uncertain tax positions	—	0.2
Research and development credits	0.5	1.1
Other differences, net	(0.6)	—
Effective tax rate	5.8%	7.2%

As further described in Note 2, Recently Issued Accounting Standards, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory rate	$(18.0)	21.0%
State and local income taxes, net of federal income tax (a)	(1.2)	1.4
Effect of changes in tax laws or rates enacted in the current period	9.8	(11.4)
Tax credits	(0.2)	0.2
Changes in valuation allowances	16.9	(19.7)
Nontaxable or nondeductible items	1.0	(1.2)
Other adjustments	(0.2)	0.3
Effective tax rate	$8.1	-9.4%

(a) State taxes in Hawaii and Kentucky, as well as local taxes in Ohio, made up the majority (greater than 50 percent) of the tax effect in this category.

Form 10-K Part II	Cincinnati Bell Inc.

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Income tax (benefit) provision related to:
Continuing operations	$8.1	$(13.9)	$(16.4)
Accumulated other comprehensive (loss) income	0.6	0.6	(0.7)

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$202.7	$177.6
Interest limitation	76.3	76.1
Pension and postretirement benefits	24.5	28.3
Deferred revenue	28.3	26.0
Finance and operating lease obligations	15.3	17.1
Employee benefits	2.6	3.3
State tax credit	1.6	1.6
Other	14.7	13.5
Total deferred tax assets	366.0	343.5
Valuation allowance	(112.6)	(82.9)
Total deferred tax assets, net of valuation allowance	$253.4	$260.6
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(274.7)	$(270.9)
Other	(9.4)	(10.0)
Total deferred tax liabilities	(284.1)	(280.9)
Net deferred tax liabilities	$(30.7)	$(20.3)

As of December 31, 2025, the Company had $880.4 million of federal net operating loss and capital loss carryforwards with a deferred tax asset value of $184.9 million and $17.8 million in deferred tax assets related to state and local net operating loss carryforwards. The next remaining material tranche of Federal net operating loss carryforwards will expire in 2031, if unused before then. U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Based on this analysis, there are not sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize all available federal net operating losses and federal and state carryforwards for interest expense deductions that are limited under Section 163(j) of the Internal Revenue Code and similar state provisions, so an additional partial valuation allowance was recorded in 2025. In addition, realization of certain state and local net operating losses, as well as other deferred tax assets, is not certain, so valuation allowances have been recorded against certain of those deferred assets as well.

As of December 31, 2025 and 2024, the Company had valuation allowances of $112.6 million and $82.9 million, respectively, recorded against other deferred tax assets consisting primarily of federal, state and local net operating loss carryforwards, as well as federal and state carryforwards for interest expense deductions that are limited under Section 163(j) of the Internal Revenue Code and similar state provisions. Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

Form 10-K Part II	Cincinnati Bell Inc.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. See the effective tax rate reconciliation table above which outlines the impact of the OBBBA on the tax provision. The impact is driven by additional valuation allowance recorded in 2025 resulting from the change in the Company’s assessment of the realizability of deferred tax assets under the OBBBA tax legislation.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Balance, beginning of year	$67.8	$19.4	$19.3
Change in tax positions for the current year	0.3	48.4	0.1
Balance, end of year	$68.1	$67.8	$19.4

The change in positions in 2024 represents an unrecognized tax benefit reserve recorded related to the Company's tax basis in the Disposal Group, in connection with the CBTS and OnX businesses disposal transaction. The tax impact of the reserve is recorded in Income from discontinued operations (net of tax), while the unrecognized tax benefit reserve balance is included in Other noncurrent liabilities on the Consolidated Balance Sheets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $68.1 million and $67.2 million at December 31, 2025 and December 31, 2024, respectively. Accrued interest on income tax uncertainties was $0.8 million as of December 31, 2025 and $0.6 million as of December 31, 2024.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2021.

Form 10-K Part II	Cincinnati Bell Inc.

13.
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

Acquisition of Ohio Transparent Telecom Inc.

On April 17, 2023 ("OTT Acquisition Date"), the Company acquired 100% of Ohio Transparent Telecom Inc. ("OTT"), a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan for an aggregate purchase price of $3.3 million, consisting of $3.2 million in cash and $0.1 million in contingent consideration. In 2025, the Company remitted the $0.1 million of contingent consideration. The services and solutions provided by OTT will complement the services offered by Agile IWG Holdings, LLC ("Agile"), which the Company acquired in the second quarter of 2022.

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

Acquisition of Lawrenceburg Fiber Assets

In the first quarter of 2023, the Company acquired fiber network assets from the City of Lawrenceburg for an aggregate purchase price of $3.0 million consisting of $2.7 million in cash and $0.3 million in contingent consideration. In 2024, $0.2 million of the contingent consideration was remitted and $0.1 million remains outstanding. In 2025, the Company remitted the $0.1 million of contingent consideration. The Company accounted for the Lawrenceburg fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

14.
Discontinued Operations

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook would acquire the Disposal Group from the Company for a purchase price of $670.0 million. On December 2, 2024, Cincinnati Bell completed the transaction. Pursuant to terms of the Purchase Agreement, TowerBrook acquired the Divested Business for the purchase price of $670.0 million plus an incremental $18.4 million for certain working capital changes that occurred between the date of the Purchase Agreement and December 2, 2024. During the twelve months ended December 31, 2025, a post-closing selling price adjustment and completion of other Purchase Agreement provisions in connection with the sale resulted in adjustments of pre-tax $16.3 million ($15.7 million after tax) recorded to discontinued operations which reduced the previously reported pre-tax gain on the sale of the Disposal Group of $93.7 million to $77.4 million. The pre-tax $16.3 million adjustment consisted of: i) $14.5 million of post-closing adjustments defined in the Purchase Agreement recorded in the first quarter of 2025 that was paid in April 2025 and ii) a $1.8 million estimated liability recorded that is expected to be paid in 2026 for tax-related items that are owed TowerBrook per the terms of the Purchase Agreement.

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

Financial results of the Disposal Group for the period from January 1, 2024 through the date of sale, and the year ended December 31, 2023 reported as Income from discontinued operations (net of tax) on the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023
Revenue	$669.7	$734.8
Costs and expenses
Cost of services and products, excluding items below	453.8	491.4
Selling, general and administrative, excluding items below	145.2	159.3
Depreciation and amortization	5.7	80.1
Restructuring and severance related charges	3.0	3.0
Transaction costs	25.1	2.5
Total operating costs and expenses	632.8	736.3
Operating income (loss)	36.9	(1.5)
Interest expense	1.0	1.0
Other (income) expense, net	(2.4)	0.3
Gain on sale of disposition	93.7	—
Income (loss) from discontinued operations before income taxes	132.0	(2.8)
Income tax expense (benefit)	37.7	(17.8)
Net Income from discontinued operations	$94.3	$15.0

Form 10-K Part II	Cincinnati Bell Inc.

The following is selected operating and investing cash flow activity from discontinued operations included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Depreciation and amortization	$—	$5.7	$80.1
Settlement adjustments on sale of discontinued operations	$(16.3)	$—	$—
Gain on sale of discontinued operations	$—	$93.7	$—
Capital expenditures	$—	$(18.7)	$(20.3)

Form 10-K Part II	Cincinnati Bell Inc.

15.
Restructuring and Severance

Liabilities have been established for employee separations and contract terminations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Contract Terminations	Total
Balance as of December 31, 2022	$—	$—	$—
Charges	10.8	—	10.8
Payments	(0.6)	—	(0.6)
Balance as of December 31, 2023	$10.2	$—	$10.2
Charges	59.9	0.6	60.5
Payments	(29.9)	(0.4)	(30.3)
Balance as of December 31, 2024	$40.2	$0.2	$40.4
Charges	6.1	—	6.1
Payments	(45.5)	—	(45.5)
Reversals	—	(0.2)	(0.2)
Balance as of December 31, 2025	$0.8	$—	$0.8

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

In 2025, severance charges of $4.5 million were recorded related to a continuation of the Company's ongoing 2024 VSP and $1.6 million were recorded related to an involuntary severance program. Severance charges of $54.2 million were recorded related to the 2024 VSP and $5.7 million were recorded related to an involuntary severance program in the year ended December 31, 2024.

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

Form 10-K Part II	Cincinnati Bell Inc.

A summary of restructuring activity is presented below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2022	$—	$—	$—
Charges	10.3	0.5	10.8
Payments	(0.6)	—	(0.6)
Balance as of December 31, 2023	$9.7	$0.5	$10.2
Charges	59.3	1.2	60.5
Payments	(29.8)	(0.5)	(30.3)
Balance as of December 31, 2024	$39.2	$1.2	$40.4
Charges	6.1	—	6.1
Payments	(44.3)	(1.2)	(45.5)
Reversals	(0.2)	—	(0.2)
Balance as of December 31, 2025	$0.8	$—	$0.8

At December 31, 2025, $0.8 million is included in "Accrued restructuring" on the Consolidated Balance Sheet as the amount is expected to be paid in 2026.

Form 10-K Part II	Cincinnati Bell Inc.

16.
Business Segment Information

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker ("CODM"). The CODM evaluates the performance of two regions, Midwest, which services customers through the altafiber brand, and Hawaii, which services customers through our Hawaiian Telcom brand, and allocates resources based on geography. These operating segments are aggregated into one reportable segment, Network, due to similarities in the nature and economics of the regions, suppliers utilized, operating processes, and long-term financial performance. The accounting policies for the Network segment are consistent with those described in the Description of Business and Accounting Policies.

The CODM uses Operating Income to evaluate income or loss generated from each region and to guide decisions on capital investments. These decisions may include capital expenditures and/or acquisitions. See Note 3 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses that are reviewed by the CODM, that are not separately presented on the Company’s consolidated statements of operations, are presented below. Segment asset information is not used by the CODM to allocate resources.

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Revenue
Network	$1,107.2	$1,096.3	$1,100.1
Total revenue	$1,107.2	$1,096.3	$1,100.1
Operating income (loss)
Network	$38.7	$(71.5)	$(54.9)
Corporate	(27.2)	(33.2)	(26.2)
Total operating income (loss)	$11.5	$(104.7)	$(81.1)
Expenditures for long-lived assets*
Network	$548.4	$534.8	$632.7
Corporate	11.6	1.8	0.2
Total expenditures for long-lived assets	$560.0	$536.6	$632.9
Depreciation and amortization
Network	$333.3	$338.7	$369.2
Corporate	1.4	0.2	0.3
Total depreciation and amortization	$334.7	$338.9	$369.5

*Includes cost of acquisitions in the years ended December 31, 2024 and 2023.

Form 10-K Part II	Cincinnati Bell Inc.

The following table provides information about the Network segment significant expenses that are reviewed by the CODM, that are not separately presented on the Company’s consolidated statements of operations:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Network Revenue	$1,107.2	$1,096.3	$1,100.1
Less: Significant and other segment expenses
Employee and related costs	184.4	225.0	228.9
Programming expense	139.6	150.2	151.6
Network expense	25.5	33.7	47.6
Contract services	93.1	92.9	97.3
Other expenses	250.5	268.0	250.1
Depreciation and amortization expense	333.3	338.7	369.2
Restructuring and severance related charges	5.9	59.3	10.3
Impairment of goodwill	36.2	—	—
Network operating costs and expenses	1,068.5	1,167.8	1,155.0
Network operating income (loss)	$38.7	$(71.5)	$(54.9)

Programming expense and Network expense are recorded to Cost of services and products. Employee and related costs, Contract services and Other expenses are recorded to Cost of services and products and Selling, general and administrative. All costs and expenses not specifically identified in the table above have been aggregated as Other expenses.

Form 10-K Part II	Cincinnati Bell Inc.

17.
Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Capitalized interest expense	$11.9	$9.8	$8.2
Cash paid for:
Interest	126.7	175.7	157.0
Income taxes, net of refunds	0.1	6.9	6.6
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	0.1	3.7	7.4
Acquisition of property on account	60.3	71.1	93.7

Form 10-K Part II	Cincinnati Bell Inc.

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

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2025 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

There are currently nine directors on the Company’s Board of Directors. The directors are elected in accordance with the terms of the Red Fiber Holdings LLC ("Red Fiber Holdings") limited liability company agreement, which gives certain investors in Red Fiber Holdings the right to designate managers of Red Fiber Holdings, who then also serve as directors of the Company. Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Two directors of the Company must be independent directors domiciled in Hawaii. The Chief Executive Officer of the Company does not serve on the Board.

The directors of the Company as of December 31, 2025 were:

Kelly C. Atkinson

Ms. Atkinson resigned from Brinks Home Security in 2022 as Chief Commercial Officer of Brinks Home Security, a security company that offers home security systems. Prior positions include Head of Marketing, Consumer and SMB for Charter Communications (2018-2020), a broadband, cable and wireless operator; and Executive Vice President of Consumer Cable and Content for Rogers Communications (2015-2018), a communications and media company. Ms. Atkinson was appointed a Director of Rise Broadband, Inc., a fixed wireless broadband service provider, in 2023. Age: 59; Director since 2021.

William L. Barney

Mr. Barney has served as Chairman of Asian Century Equity, an investment group focused on digital infrastructure and emerging markets in Asia, since 2013. He is also the Founder and Chairman of Modularity, a company that designs, builds, and deploys modular digital infrastructure, a role he has held since 2020. He served three consecutive terms as Chairman of the Board of Governors of the Pacific Telecommunications Council, a leading non‑profit membership organization dedicated to advancing global digital infrastructure, telecommunications, information technology, and cybersecurity (2023–2026).

Mr. Barney currently serves as a Director of CtrlS, a global leader in data center, cloud, and managed services (2020–present); a Non‑Executive Director of IX Africa, a Kenya‑based data center company (2023–present); and a Board Member of the Asian Board of EdgeConneX, a global data center company (2023–present). Previously, he served as Founder, Chief Executive Officer, and Board Member of Turbidite, a company focused on the development of international‑standard edge data centers across multiple Asia‑Pacific countries (2020–2023), and as Chairman and Chief Executive Officer of Global Cloud Xchange, a global provider of subsea and terrestrial network services for enterprises, media companies, and telecom carriers.

Mr. Barney was appointed as a Director effective April 17, 2025. Age: 59.

Felix A. Bernshteyn

Mr. Bernshteyn joined Ares Management in 2017 and continues to serve as a Partner in the Opportunistic Group. Ares Management is a leading global alternative investment manager offering clients complementary primary and secondary investment solutions across the credit, real estate, private equity and infrastructure asset classes. Age: 42; Director since 2021.

Mikhail Y. Dyadyuk

Mr. Dyadyuk joined Macquarie Asset Management in 2013 and serves as Regional Head of Financing Strategy for Macquarie Asset Management's Real Assets division. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 41; Director since 2024.

Form 10-K Part III	Cincinnati Bell Inc.

John T. Komeiji

Mr. Komeiji resigned from Kamehameha Schools as Vice President and General Counsel in 2022. Kamehameha Schools is a private school system that offers a variety of educational programs and scholarship services for Hawaiian learners of all ages. Mr. Komeiji previously served in positions at Hawaiian Telcom, Inc. including President and General Manager (2018-2020) and Senior Vice President, Chief Administrative Officer and General Counsel (2016-2018). Hawaiian Telcom, Inc., a subsidiary of the Company, is a telecommunications company that provides high-speed internet, phone, wireless and other services for homes and businesses. Age: 72; Director since 2021.

Steven R. Kutos

Mr. Kutos joined Ares Management in 2017 and serves as a Principal in the Opportunistic Credit Group. Ares Management is a leading global alternative investment manager offering clients complementary primary and secondary investment solutions across the credit, real estate, private equity and infrastructure asset classes. Age: 34. Director since 2024.

Anton Z. Moldan

Mr. Moldan joined Macquarie Asset Management in 2006 and serves as Senior Managing Director. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 41; Director since 2021.

John L. Scarano

Mr. Scarano is a communications infrastructure services executive. He currently serves on several non-public company boards. Previously, he served as an adjunct professor at the University of Colorado Boulder’s Graduate Engineering School (2016-2020). Age: 60; Director since 2024.

None of the directors have any familial relationships with any other directors or executive officers of the Company.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the Company as of December 31, 2025 were as follows:

Name	Age	Title
Leigh R. Fox	53	President and Chief Executive Officer
Joshua T. Duckworth	47	Chief Financial Officer
Gregory M. Wheeler [1]	51	Chief Operating Officer
Christi H. Cornette	70	Chief Administrative Officer
Mary E. Talbott	57	Chief Legal Officer

1 Mr. Wheeler was appointed Chief Operating Officer of the Company on July 21, 2025.

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

Form 10-K Part III	Cincinnati Bell Inc.

GREGORY M. WHEELER, Chief Operating Officer of the Company since July 21, 2025; President, Business Markets of the Company from January 2023 to July 21, 2025; Senior Vice President, US Sales and Global Programs of CBTS from September 2021 to January 2023; Vice President, National Markets at CBTS from July 2018 to September 2021; Vice President and Principal, Communications at CBTS from December 2017 to July 2018; Senior Vice President, Small/Medium Business Solutions at CBT from November 2015 to December 2017; Vice President Sales, Business Markets at Cincinnati Bell Telephone Company LLC ("CBT") from January 2013 to November 2017; Sales Vice President, SMB at CBT from July 2011 to January 2013; Sales Vice President, CBAD Regional Markets at CBT from December 2010 to July 2011; Sales Vice President, CBAD Regional Markets at CTS from January 2010 to December 2010; Sales Director, Indiana Markets at CTS from February 2009 to January 2010; Sales Director - National and Major Accounts Dayton at CBT from November 2007 to February 2009; Sales Manager at CBT from May 2005 to November 2007; Senior Account Manager at CBT from January 2005 to May 2005; Account Manager at CBT from August 2003 to January 2005; Network Specialist at CBT from October, 2002 to August 2003.

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

The Company has not adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by its directors, officers and employees, or by the Company itself, because all of the equity securities of the Company are owned by Red Fiber Parent LLC and are not traded.

Form 10-K Part III	Cincinnati Bell Inc.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the 2025 compensation program established by the Compensation Committee, the Board and the Red Fiber Holdings shareholders (the "Compensation Approvers") for our named executive officers (“NEOs”). Our named executive officers for 2025 were:

Name	Position
Leigh R. Fox	President and Chief Executive Officer
Joshua T. Duckworth	Chief Financial Officer
Gregory M. Wheeler [1]	Chief Operating Officer
Christi H. Cornette	Chief Administrative Officer
Mary E. Talbott	Chief Legal Officer

1 Mr. Wheeler was appointed as Chief Operating Officer on July 21, 2025.

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

Each year the Compensation Approvers establish a target annual incentive award opportunity for each NEO. The 2025 targets were set at 100% of each officer’s annual base salary. Mr. Wheeler's 2025 annual incentive target was prorated based on the effective date of his appointment as Chief Operating Officer.

Annual incentives are payable for the achievement of annual financial performance goals established by the Compensation Approvers. Payouts, if any, could range from 0% to 200% of the total target annual incentive, depending on the level of achievement of financial goals between threshold and superior levels of performance.

Form 10-K Part III	Cincinnati Bell Inc.

For 2025, the financial performance goals include Consolidated EBITDA (see below for a definition) and Capital Expenditures for the Network segment of the Company, which were key measures of profitability of the Company. The Compensation Approvers established the target Consolidated EBITDA goal at $407 million and the Capital Expenditures goal at $600 million.

Financial Objective	Threshold (50% Payout)	Target (100% Payout)	Superior (200% Payout)	2025 Actual Results
Consolidated EBITDA	50%	$407 M	200%	$403 M
Capital Expenditures	50%	$600 M	200%	$546 M

For purposes of the annual incentive plan, Consolidated EBITDA was defined as operating loss (calculated in accordance with GAAP), plus depreciation, amortization, restructuring and severance related charges, impairment of goodwill and asset impairment charges, transaction and integrations costs, transaction related employee retention agreements, employee contract termination costs, Hawaii wildfire costs, network expansion related costs, financial transformation project expenses and other special items.

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

Depending on the circumstances of their termination, the NEOs are eligible to receive severance benefits in the form of a multiple of annual base salary as a lump sum payment, continued access to Company-provided healthcare benefits for a defined period post-employment, and accelerated vesting of all equity as determined by the provisions in their employment agreements, which are discussed in detail in Potential Payments upon Termination of Employment or a Change in Control. Under a dismissal without cause or constructive discharge following a CIC, the Company provides the severance benefits because it serves the best interest of the Company and its shareholders to have executives focus on the business merits of possible change in control situations without undue concern for their personal financial outcome. In the case of a termination without cause or constructive discharge absent a CIC, the Company believes it is appropriate to provide severance at these levels to ensure the financial security of these executives, particularly in view of the non-compete provisions which state that, for 24 months following termination, the executive will not compete with the Company or solicit customers or employees of the Company. Because these potential payments are triggered under very specific circumstances, such payments are not considered in setting pay or other elements of executive compensation. The Compensation Approvers have a policy that the Company will not enter into any new or materially amended employment agreements with NEOs providing for excise tax gross-up provisions with respect to payments contingent upon a CIC, and no NEO has an excise tax gross-up provision.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the fiscal year ended December 31, 2025.

COMPENSATION COMMITTEE of Red Fiber Holdings

Kelly C. Atkinson

Mikhail Y. Dyadyuk

Anton Z. Moldan

Form 10-K Part III	Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the 2023, 2024 and 2025 fiscal years.

Name, Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (b)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (c)	All Other Compensation ($) (d)	Total ($)
Leigh R. Fox	2025	710,803	—	—	—	692,322	13,405	14,000	1,430,530
President and	2024	702,840	1,764,013	—	—	843,523	—	12,060	3,322,436
Chief Executive Officer	2023	690,100	—	—	—	2,260,113	13,552	9,900	2,973,665
Joshua T. Duckworth	2025	391,400	—	—	—	381,224	—	10,500	783,124
Chief Financial Officer	2024	387,015	529,204	—	—	464,482	—	10,350	1,391,051
	2023	380,000	—	—	—	516,020	—	9,900	905,920
Gregory M. Wheeler (e)	2025	412,414	—	—	—	402,027	10,048	14,000	838,489
Chief Operating Officer
Christi H. Cornette	2025	415,236	—	—	—	404,440	41,722	14,652	876,050
Chief Administrative Officer	2024	410,585	458,643	—	—	492,768	5,383	13,197	1,380,576
	2023	403,142	—	—	—	554,833	42,949	13,200	1,014,124
Mary E. Talbott	2025	401,700	—	—	—	391,256	—	14,000	806,956
Chief Legal Officer	2024	397,766	—	—	—	476,705	—	13,800	888,271
	2023	372,692	—	—	—	359,868	—	7,808	740,368
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
(c)
The amounts shown in this column for Mr. Fox, Mr. Wheeler and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2025, 2024 and 2023, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (5.2% for 2025, 5.6% for 2024, and 5.0% for 2023) required under Accounting Standards Codification Topic (“ASC”) 960. The Company froze participation in its qualified pension plan for management employees in 2009; therefore, Mr. Duckworth and Ms. Talbott are not entitled to any benefits under this plan. As a result of the higher discount rate in 2024, the 2024 actuarial present value of the qualified defined benefit plan decreased by $8,480 for Mr. Fox and increased by $5,383 for Ms. Cornette versus 2023. Pursuant to SEC rules, we are not permitted to report negative changes in pension value in the Summary Compensation Table. Thus, the negative change in pension value is reported in the table above as $0. None of the executives receive any preferential treatment or above-market interest under the Company’s retirement plans.
(d)
For each NEO, the amount includes the Company’s 401(k) match. Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company’s matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant. Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants.
(e)
Mr. Wheeler was appointed as Chief Operating Officer effective July 21, 2025.

Grants of Plan-Based Awards

The following table sets forth information concerning annual incentive plan awards made to the NEOs during the year ended December 31, 2025:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Leigh R. Fox
Annual cash incentive	355,402	710,803	1,421,606
Joshua T. Duckworth
Annual cash incentive	195,700	391,400	782,800
Gregory M. Wheeler (1)
Annual cash incentive	206,379	412,758	825,516
Christi H. Cornette
Annual cash incentive	207,618	415,236	830,472
Mary E. Talbott
Annual cash incentive	200,850	401,700	803,400

1 Mr. Wheeler's 2025 target was prorated to reflect the increase he received effective July 21, 2025 in conjunction with his appointment as Chief Operating Officer.

Form 10-K Part III	Cincinnati Bell Inc.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

During 2025, all of the NEOs were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the NEO’s base salary, annual incentive opportunities, entitlement to participate in the Company’s benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

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

The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2025 are described in Potential Payments upon Termination of Employment or a Change in Control.

Outstanding Equity Awards at Fiscal Year-End

Our NEOs did not hold any equity awards as of December 31, 2025 and therefore we have omitted this table.

Option Exercises and Stock Vested

Our NEOs did not hold any equity awards as of December 31, 2025 and therefore we have omitted this table.

Pension Benefits

In February 2009, the Company made significant changes to the Management Pension Plan. The Company froze pension benefits for plan participants who were not grandfathered participants (as previously described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table). Thereafter, the Company amended the Management Pension Plan to stop accruals based upon compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013 for all participants, including grandfathered participants. Messrs. Fox and Wheeler are not grandfathered participants and no longer accrue additional benefits under such plan based on current compensation or service. Ms. Cornette is a grandfathered participant but no longer accrues additional benefits under such plan based on current compensation or service. In addition, any employee hired on or after January 1, 2009 was not eligible to participate in the Management Pension Plan. As a result, Mr. Duckworth and Ms. Talbott are not eligible to participate in the Management Pension Plan.

Form 10-K Part III	Cincinnati Bell Inc.

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	105,331	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		105,331	—
Gregory M. Wheeler	Qualified Defined Benefit Plan (d)	7	76,954	—
	Non-Qualified Excess Plan (e)	7	—	—
	Total		76,954	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	575,557	—
	Non-Qualified Excess Plan (e)	12	31,007	—
	Total		606,564	—
(a)
This column reflects the years of credited service under the plans rather than actual years of service with the Company, which are higher for each of the NEOs noted. Participants were no longer credited years of service upon the freezing of pension benefits.
(b)
Amounts in this column represent the accumulated benefit obligations computed using the same assumptions as used for financial reporting purposes, described in more detail in Note 10 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”
(c)
If any of the above-identified executive officers had retired on December 31, 2025, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.
(d)
Management Pension Plan.
(e)
Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant’s account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate. Such interest rate for 2025 was 4.0% per annum.

Form 10-K Part III	Cincinnati Bell Inc.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2025 termination.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary	1,421,606	—	—	—
	Annual Incentive (a)	692,322	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	42,705	—	—	—
	Total	2,156,633	—	—	—
Joshua T. Duckworth	Base Salary	782,800	—	—	—
	Annual Incentive (a)	381,224	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	42,705	—	—	—
	Total	1,206,729	—	—	—
Gregory M. Wheeler	Base Salary	840,000	—	—	—
	Annual Incentive (a)	402,027	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	42,705	—	—	—
	Total	1,284,732	—	—	—
Christi H. Cornette	Base Salary	830,472	—	—	—
	Annual Incentive (a)	404,440	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	16,267	—	—	—
	Total	1,251,179	—	—	—
Mary E. Talbott	Base Salary	803,400	—	—	—
	Annual Incentive (a)	391,256	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	26,952	—	—	—
	Total	1,221,608	—	—	—
(a)
NEOs employed as of December 31, 2025 are eligible to receive the annual incentive payment on the same terms and timing as actively employed participants. There is no forfeiture and no acceleration of any benefit. The amount shown reflects the actual amount earned under the 2025 incentive plan for NEOs.
(b)
If a sale of CBI occurred on December 31, 2025, the units under the LTIP would have no value because the investment return hurdles would not have been satisfied.
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

In addition to any applicable “vested amounts,” an executive will be entitled to receive certain additional benefits under their employment agreements described on page 119 above. If one of the four termination scenarios detailed in the above table and discussed below occurs, regardless of the termination scenario, the NEOs will continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of their employment agreements.

Form 10-K Part III	Cincinnati Bell Inc.

If an executive is terminated by the Company without cause (an involuntary not for cause termination) or following a CIC, the executive will be entitled to the following:

•
A lump-sum cash payment equal to 2.0 times the executive’s base salary;
•
Access to medical, dental and vision benefits following the executive’s termination of employment for a maximum period of 18 months. Employer will subsidize the cost of coverage at the same rate as was in effect for the employee until such time as the employee begins coverage under another employer's plan or 18 months, whichever occurs first. Employer may elect to provide a lump sum payment, less applicable withholding taxes in lieu of a monthly subsidy; and
•
Accelerated vesting to the next tranche vesting date under the Red Fiber Holdings LLC Long-Term Incentive Plan.

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

For 2025, our last completed fiscal year,

•
The ATC of the median employee of the Company was $89,384; and
•
The ATC for our PEO was $1,430,530

Based on this information, for 2025 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was approximately 16:1.

To identify the median employee, we took the following steps:

1.
We determined the median employee by analyzing annual total compensation data for all active employees as of December 31, 2025.
2.
Once we identified the median employee, we determined the ATC for the median employee in the same manner used to determine Mr. Fox’s ATC as reflected in the Summary Compensation Table in Compensation Tables.

Form 10-K Part III	Cincinnati Bell Inc.

Director Annual Compensation Program

The Director Annual Compensation Program provides for an annual retainer of $100,000 per director and is only payable to Colleen W. Hanabusa and John T. Komeiji. None of the other directors received compensation from the Company for their service on the board.

2025 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2025 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Colleen W. Hanabusa	100,000	—	—	100,000
John T. Komeiji	100,000	—	—	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2025, there were 100 common shares of the Company issued and outstanding, all of which were held by Red Fiber Parent. Red Fiber Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Directors and executive officers of the Company do not beneficially own any of the Company’s common shares.

As of December 31, 2025, the Company did not maintain any compensation plans (including any individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

The Company's Code of Business Conduct and Code of Ethics for Senior Financial Officers require officers and all other members of the workforce to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. The Company’s Corporate Guidelines, Code of Business Conduct and Code of Ethics for Senior Financial Officers generally require (i) a director to promptly disclose any potential or actual conflict of interest involving him or her and (ii) an employee, including the executive officers, to promptly disclose a conflict of interest to the Chief Legal Officer. The Chief Legal Officer determines an appropriate resolution to actual or potential conflicts of interest on a case-by-case basis. All directors are expected to recuse themselves from any discussion or decision affecting their personal, business or professional interests.

In 2025, there were no related party transactions requiring disclosure under applicable SEC rules.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) was the Company's Independent Registered Public Accounting Firm for the 2025 and 2024 fiscal years. Aggregate fees for professional services rendered by PwC for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit fees	$2,182,000	$3,105,000
Tax fees	—	224,000
All other fees	2,200	2,200
Total	$2,184,200	$3,331,200

Audit Fees

For the years ended December 31, 2025 and 2024, the Company incurred audit fees from PwC of $2,182,000 and $3,105,000, respectively. The audit fees for the years ended December 31, 2025 and 2024 were in connection with the audit of the Company's annual financial statements and review of quarterly financial statements included in the Company's reports filed with the SEC. The audit of the Company's 2025 financial statements also included work related to the implementation of new systems associated with the Company's financial transformation project and compliance audit work required for grant funding received in Hawaii. The audit of the Company's 2024 financial statements also included work related to the divesture of the Disposal Group completed December 2, 2024 and the audit of stand-alone financial statements to support the financing of the transaction by TowerBrook.

Tax Fees

Tax fees for the years ended December 31, 2024 were incurred for services rendered by PwC related to the preparation of various tax filings and tax consultations.

All Other Fees

All other fees incurred in the years ended December 31, 2025 and 2024 were related to software license fees.

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

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approved every engagement of PwC to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2025 and 2024.

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

(10.7)

Amendment No. 6 to Credit Agreement dated as of September 17, 2025, by and among Red Fiber Parent LLC, Cincinnati Bell Inc., each of the Guarantors party hereto, Goldman Sachs Bank USA, as administrative agent for the Lenders, the Amendment No. 6 Lead Arranger, the Term B-1 Lender, the Term B-3 Lender and the Term B-5 Lenders party there (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 17, 2025, File No. 1-8519).

(10.8)

Third Amended and Restated Purchase and Sale Agreement, dated as of January 31, 2023, among the Various Entities list on Schedule I thereto, as Originators, Cincinnati Bell Funding LLC and Cincinnati Bell Inc., as Servicer (Exhibit 99.1 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.9)

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

(10.10)

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

(10.11)

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

(10.12)

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

(10.13)

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

(10.14)

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

(10.15)

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

(10.16)

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

(10.17)

First Amendment to Receivables Financing Agreement, dated as of October 10, 2024, among Cincinnati Bell Funding LLC as Borrower, Cincinnati Bell Inc., as Servicer, the various Lenders, LC Participants and Group Agents from time to time party thereto, PNC Bank, National Association as the Administrator and LC Bank, and PNC Capital Markets LLC as Structuring Agent. (Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2024, File 1-8519)

(10.18)

Second Amendment to Receivables Financing Agreement, dated as of March 21, 2025, by and among Cincinnati Bell Funding LLC as Borrower, Cincinnati Bell Inc., as Servicer, the various Lenders, LC Participants and Group Agents party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 10.1 to Current Report on Form 8-K, date of Report March 21, 2025, File 1-8519)

(10.19)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.20)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.2 to Current Report on Form 8-K, date of Report May 9, 2019, File 1-8519).

(10.21)

Second Amendment to the Receivables Purchase Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report May 7, 2020, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.22)

Third Amendment to the Receivables Purchase Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report April 9, 2021, File No. 1-8519).

(10.23)

Fourth Amendment to the Receivables Purchase Agreement, dated as of November 12, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report November 15, 2021, File No. 1-8519).

(10.24)

Fifth Amendment to the Receivables Purchase Agreement, dated as of June 3, 2022, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-8519).

(10.25)

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

(10.27)

Amended and Restated Canadian Purchase and Sale Agreement, dated as of January 31, 2023, among the Various Entities listed on Schedule I thereto, Cincinnati Bell Funding Canada Ltd., OnX Enterprise Solutions Ltd., as Servicer, and PNC Bank, National Association, as Administrator (Exhibit 99.5 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.28)

Receivables Purchase Agreement, dated as of January 31, 2023, by and among CBTS Funding LLC, as Seller, CBTS Technology Solutions LLC, as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets, LLC, as Structuring Agent (Exhibit 99.6 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.29)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.30)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.31)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.32)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.33)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.34)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.35)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File 1-8519).

(10.36)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.37)*

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

(10.41)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.42)* +	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 7, 2021.

(10.43)* +	Amendment to Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective November 5, 2025.

(10.44)* +	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective September 7, 2021.

(10.45)* +	Amendment to Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective December 28, 2025.

(10.46)*	Employment Agreement between Cincinnati Bell Inc. and Angela J. Huber effective December 1, 2021 (Exhibit 10.63 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

(10.47)*

Employment Agreement between Cincinnati Bell Inc. and Gregory M. Wheeler effective February 23, 2023 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 1-8519).

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

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Form 10-K Part IV	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Year 2025	$15.0	$10.7	$—	$9.4	$16.3
Year 2024	$14.8	$9.5	$—	$9.3	$15.0
Year 2023	$10.2	$8.0	$—	$3.4	$14.8

Deferred Tax Valuation Allowance

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Year 2025	$82.9	$29.7	$—	$—	$112.6
Year 2024	$28.0	$54.9	$—	$—	$82.9
Year 2023	$8.1	$21.7	$(1.8)	$—	$28.0

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 19, 2026	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	March 19, 2026
Leigh R. Fox	(Principal Executive Officer)

/s/ Joshua T. Duckworth	Chief Financial Officer	March 19, 2026
Joshua T. Duckworth	(Principal Financial Officer)

/s/ Suzanne E. Maratta	Vice President and Corporate Controller	March 19, 2026
Suzanne E. Maratta	(Principal Accounting Officer)

Kelly C. Atkinson *	Director	March 19, 2026
Kelly C. Atkinson

William L. Barney *	Director	March 19, 2026
William L. Barney

Felix A. Bernshteyn*	Director	March 19, 2026
Felix A. Bernshteyn

Mikhail Y. Dyadyuk*	Director	March 19, 2026
Mikhail Y. Dyadyuk

John T. Komeiji*	Director	March 19, 2026
John T. Komeiji

Steven R. Kutos*	Director	March 19, 2026
Steven R. Kutos

Anton Z. Moldan*	Director	March 19, 2026
Anton Z. Moldan

John L. Scarano*	Director	March 19, 2026
John L. Scarano

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer