Form 10-Q
period 2026-03-31
CINCINNATI BELL INC
filed 2026-05-13
CIK 716133

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of March 31, 2026, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-Q with the SEC on a voluntary basis.

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$283.6	$276.4

Costs and expenses
Cost of services and products, excluding items below	112.9	122.1
Selling, general and administrative, excluding items below	65.5	55.0
Depreciation and amortization	85.4	84.6
Restructuring and severance related charges	18.2	3.7
Transaction and integration costs	—	0.3
Total operating costs and expenses	282.0	265.7
Operating income	1.6	10.7
Interest expense	27.8	33.1
Other components of pension and postretirement benefit plans benefit	(0.1)	(1.4)
Other income, net	(14.2)	(7.1)
Loss from continuing operations before income taxes	(11.9)	(13.9)
Income tax (benefit) expense	(2.6)	0.5
Loss from continuing operations	(9.3)	(14.4)
Loss from discontinued operations (net of tax)	—	(13.9)
Net loss	$(9.3)	$(28.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(9.3)	$(28.3)
Other comprehensive income (loss), net of tax:
Defined benefit plans:
Net gain arising from remeasurement during the period, net of tax of $0.4	—	1.2
Amortization of prior service benefits included in loss from continuing operations, net of tax of $0.0, ($0.1)	(0.2)	(0.1)
Amortization of net actuarial gain included in loss from continuing operations, net of tax of ($0.3), ($0.3)	(1.0)	(0.9)
Settlement gains reclassified to loss from continuing operations, net of tax of ($0.2)	—	(0.8)
Total other comprehensive loss	(1.2)	(0.6)
Total comprehensive loss	$(10.5)	$(28.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2025	$2,316.1	$(589.6)	$36.8	$1,763.3
Net loss	—	(9.3)	—	(9.3)
Other comprehensive loss	—	—	(1.2)	(1.2)
Balance at March 31, 2026	$2,316.1	$(598.9)	$35.6	$1,752.8

Balance at December 31, 2024	$2,316.1	$(480.1)	$35.0	$1,871.0
Net loss	—	(28.3)	—	(28.3)
Other comprehensive loss	—	—	(0.6)	(0.6)
Balance at March 31, 2025	$2,316.1	$(508.4)	$34.4	$1,842.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$9.0	$40.5
Receivables, less allowances of $17.9 and $16.3	83.4	85.4
Inventory, materials and supplies	120.9	107.0
Prepaid expenses	21.1	25.2
Other current assets	6.9	103.8
Total current assets	241.3	361.9
Property, plant and equipment, net	2,922.7	2,887.8
Operating lease right-of-use assets	75.2	77.3
Goodwill	530.5	530.5
Intangible assets, net	288.0	300.2
Other noncurrent assets	80.7	76.8
Total assets	$4,138.4	$4,234.5
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$26.9	$26.6
Accounts payable	183.2	162.7
Unearned revenue and customer deposits	53.8	49.6
Accrued taxes	10.0	10.1
Accrued interest	1.8	0.8
Accrued payroll and benefits	24.1	36.7
Accrued restructuring	14.3	0.8
Other current liabilities	23.9	121.8
Total current liabilities	338.0	409.1
Long-term debt, less current portion	1,675.0	1,679.9
Operating lease liabilities	76.2	77.9
Pension and postretirement benefit obligations	91.5	92.2
Pole license agreement obligation	33.9	34.7
Deferred income tax liabilities	28.4	31.3
Other noncurrent liabilities	142.6	146.1
Total liabilities	2,385.6	2,471.2
Shareowners’ equity
Additional paid-in capital	2,316.1	2,316.1
Accumulated deficit	(598.9)	(589.6)
Accumulated other comprehensive income	35.6	36.8
Total shareowners' equity	1,752.8	1,763.3
Total liabilities and shareowners’ equity	$4,138.4	$4,234.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(9.3)	$(28.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85.4	84.6
Provision for credit loss on receivables	2.5	3.3
Unrealized (gain) loss on interest rate swaps	(6.7)	5.8
Noncash portion of interest expense	2.4	2.1
Deferred income taxes	(2.6)	1.4
Pension and other postretirement payments in excess of expense	(2.2)	(3.9)
Loss on sale of discontinued operations	—	14.5
Other, net	(0.3)	(1.0)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(0.5)	3.6
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	89.5	0.8
Increase (decrease) in accounts payable	30.1	(6.5)
Decrease in accrued and other current liabilities	(96.5)	(54.1)
Decrease (increase) in other noncurrent assets	1.2	(2.9)
Increase (decrease) in other noncurrent liabilities	0.3	(5.0)
Net cash provided by operating activities	93.3	14.4
Cash flows from investing activities
Capital expenditures	(120.3)	(143.2)
Other, net	1.5	—
Net cash used in investing activities	(118.8)	(143.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	3.9
Proceeds from borrowings on receivables facilities	43.4	—
Payments on receivables facilities	(29.1)	—
Repayment of debt	(20.8)	(48.1)
Payment of debt issuance costs	—	(0.3)
Net cash used in financing activities	(6.5)	(44.5)
Net decrease in cash, cash equivalents and restricted cash	(32.0)	(173.3)
Cash, cash equivalents and restricted cash at beginning of period	43.3	465.8
Cash, cash equivalents and restricted cash at end of period	$11.3	$292.5
Noncash investing and financing transactions:
Acquisition of property on account	$50.6	$72.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in two distinct regions. These regions are defined by the Company as 1) Midwest, which includes Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana ("Greater Cincinnati"), communities around Dayton and Columbus, Ohio and 2) Hawaii, which includes the island of Oahu and the neighboring islands. The Company operates its business through one reportable segment, Network. All revenue is generated from U.S. operations.

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook would acquire the CBTS and OnX businesses (the "Disposal Group" or the "Divested Business") from the Company for a purchase price of $670.0 million. On December 2, 2024, Cincinnati Bell completed the transaction. Pursuant to terms of the Purchase Agreement, TowerBrook acquired the Divested Business for the purchase price of $670.0 million plus an incremental $18.4 million for certain working capital changes that occurred between the date of the Purchase Agreement and December 2, 2024. During the twelve months ended December 31, 2025, a post-closing selling price adjustment and completion of other Purchase Agreement provisions in connection with the sale resulted in adjustments of pre-tax $16.3 million ($15.7 million after tax) recorded to discontinued operations which reduced the previously reported pre-tax gain on the sale of the Disposal Group of $93.7 million to $77.4 million. The pre-tax $16.3 million adjustment consisted of: i) $14.5 million of post-closing adjustments defined in the Purchase Agreement recorded in the first quarter of 2025 that was paid in April 2025 and ii) a $1.8 million estimated liability recorded that is expected to be paid in 2026 for tax-related items that are owed TowerBrook per the terms of the Purchase Agreement.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the three months ended March 31, 2026 and 2025, results of operations of DAO were not significant.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of March 31, 2026 and December 31, 2025 consists of funds held in an escrow account and funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$9.0	$40.5
Restricted cash included in Other noncurrent assets	2.3	2.8
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$11.3	$43.3

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

The Company defers costs incurred with the implementation of a cloud computing arrangement (“CCA”) that is a service contract. The deferred implementation costs of cloud computing arrangements are amortized on a straight-line basis over the term of the CCA, generally ranging from 5 - 8 years, in general and administrative expenses on Consolidated Statements of Operations and Comprehensive Income. The eligible implementation costs incurred of a CCA are included in other assets on the Consolidated Balance Sheets, and in operating cash flows of the Consolidated Statements of Cash Flows. The deferred CCA implementation costs were $16.9 million and $16.6 million with accumulated amortization of $1.1 million and $0.6 million for the period ended March 31, 2026 and December 31, 2025, respectively.

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

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses. The Company has received life to date insurance reimbursements of $8.9 million related to this claim that exceeded the net book value related to the physical loss and damage claims.

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

The parties to the litigation, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigation. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet contemplating a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution is a total of $100.0 million and includes the $2.5 million previously contributed for the One ‘Ohana Fund. The individual and class plaintiffs and the defendants subsequently agreed to an Individual Settlement Agreement and a Class Settlement Agreement memorializing the final terms on November 23, 2024. At December 31, 2025, the Company had recorded a liability of $97.5 million to “Other current liabilities” in the Condensed Consolidated Balance Sheets offset by an insurance receivable included in “Other current assets.” The Class Settlement Agreement was subsequently approved by the court on January 26, 2026.

The Class Settlement Agreement permitted claimants to opt out of the Class Settlement. As of March 31, 2026, some plaintiffs who “opted out” of the Class Settlement Agreement have not signed individual agreements and releases to join the global settlement. The defendants are continuing in their efforts to resolve these claims through the $500 million holdback fund that is part of the global settlement. The Company intends to vigorously defend itself in the litigation if a definitive settlement of all open litigation is ultimately not achieved.

During the first quarter of 2026, the Company’s insurance carriers paid the full $97.5 million obligation directly into the One ‘Ohana Fund. An amount of $94.2 million was paid into the Individual Settlement Fund and $3.3 million was paid into the Class Settlement Fund. As a result, the related insurance receivable was fully relieved while the case remains open subject to legal release, and no amounts remain outstanding related to the global settlement of the litigation as of March 31, 2026. The cash flow activity related to the receipt of the insurance proceeds and payment of the liability is presented as "Cash flows from operating activities."

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The income tax provision for the three months ended March 31, 2026 for continuing operations was a benefit of $2.6 million on a reported loss before income tax of $11.9 million. The tax benefit reported is higher than the $2.5 million benefit expected at statutory rates, due primarily to adjustments to valuation allowances on net operating loss deferred tax assets.

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

Recently Issued Accounting Standards

Accounting Standards yet to be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which aims to increase expense reporting requirements, with enhanced disclosure surrounding the nature of expenses presented within the income statement, including selling expenses. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments within this ASU will be applied on a prospective basis with the option for retrospective application. The Company is currently evaluating the effects of this standard on its consolidated financial statements and related disclosures and will adopt the standard for the annual period beginning January 1, 2027.

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

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 120 days. The Company recognizes a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts typically have a duration ranging from 15 to 25 years.

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

As of March 31, 2026, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $203.3 million. IRU revenue is recognized over the contract term as the services are provided, with certain contracts extending for periods of up to 30 years. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Nine months ending December 31, 2026	$20.5
2027	43.9
2028	30.3
2029	10.7
2030	10.7
Thereafter	87.2

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2025	$4.8	$28.0	$32.8
Additions	0.3	2.9	3.2
Amortization	(0.4)	(2.0)	(2.4)
Balance as of March 31, 2026	$4.7	$28.9	$33.6

The Company recognizes a liability for cash received up-front for IRU contracts. At March 31, 2026 and December 31, 2025, $11.3 million and $4.7 million, respectively, of contract liabilities were included in "Other current liabilities." At March 31, 2026 and December 31, 2025, $95.2 million and $97.7 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Data	$163.5	$156.3
Video	40.5	38.8
Voice	48.2	55.4
Other	31.4	25.9
Total Revenue	$283.6	$276.4

3. Goodwill and Intangible Assets

Goodwill

As of March 31, 2026 and December 31, 2025, the goodwill balance totaled $530.5 million. No impairment losses were recognized in goodwill for the three months ended March 31, 2026 and 2025.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(273.4)	$271.6	$545.0	$(261.2)	$283.8
Trade names	22.4	(20.9)	1.5	22.4	(20.9)	1.5
Technology	1.1	(0.6)	0.5	1.1	(0.6)	0.5
Total	568.5	(294.9)	273.6	568.5	(282.7)	285.8
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.6	—	7.6	7.6	—	7.6
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.9	$(294.9)	$288.0	$582.9	$(282.7)	$300.2

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $12.2 million and $13.3 million for the three months ended March 31, 2026 and 2025, respectively. No impairment losses were recognized on intangible assets for the three months ended March 31, 2026 and 2025.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ending December 31, 2026	$36.7
2027	44.4
2028	39.8
2029	35.2
2030	30.6
Thereafter	86.9
Total	$273.6

4. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2026	December 31, 2025
Current portion of long-term debt:
Credit Agreement - Term B Loans	$16.3	$16.3
Finance lease liabilities	10.6	10.3
Current portion of long-term debt	26.9	26.6
Long-term debt, less current portion:
Network Receivables Facility	14.3	—
Credit Agreement - Term B Loans	1,578.3	1,582.4
Various Cincinnati Bell Telephone notes (1)	71.1	85.8
Digital Access Ohio Advance	10.3	10.3
Finance lease liabilities	30.1	32.9
	1,704.1	1,711.4
Net unamortized discount	(4.2)	(4.5)
Unamortized note issuance costs	(24.9)	(27.0)
Long-term debt, less current portion	1,675.0	1,679.9
Total debt	$1,701.9	$1,706.5
(1)
As of March 31, 2026 and December 31, 2025, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $3.2 million and $4.2 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had no outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $400.0 million available for borrowings as of March 31, 2026. The revolving credit facility matures in August 2028, and the Term B-1 Loans, Term B-3 Loans and Term B-5 Loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of March 31, 2026, the Company had $14.3 million in borrowings and $26.6 million of letters of credit outstanding under the Network Receivables Facility, leaving $19.1 million remaining availability on the total borrowing capacity of $60.0 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility is $60.0 million, in the aggregate. The available borrowing capacity on the facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

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

In the first quarter of 2026, the Company redeemed $13.7 million of the CBT Notes resulting in a nominal gain on extinguishment of debt.

5. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2026	December 31, 2025
Operating lease assets, net of amortization	Operating lease right-of-use assets	$75.2	$77.3
Finance lease assets, net of amortization	Property, plant and equipment, net	22.5	23.3
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	6.6	6.9
Noncurrent operating lease liabilities	Operating lease liabilities	76.2	77.9
Total operating lease liabilities		82.8	84.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	10.6	10.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	30.1	32.9
Total finance lease liabilities		$40.7	$43.2

.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.8	$0.8
Operating cash flows from operating leases	$1.8	$1.7
Financing cash flows from finance leases	$2.6	$3.7
Right-of-use assets obtained in exchange for lease obligations:
New operating leases*	$(0.3)	$0.9
New finance leases	$—	$3.9

*Includes lease modification and termination events that result in net increases or net decreases to the ROU asset.

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

As of March 31, 2026, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2026	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$3.0	$—	$3.0	$—
Interest Rate Swap	Other noncurrent assets	$4.4	$—	$4.4	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$0.1	$—	$0.1	$—
Interest Rate Swap	Other noncurrent liabilities	$0.4	$—	$0.4	$—
Interest Rate Cap	Other current liabilities	$0.1	$—	$0.1	$—

As of December 31, 2025, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2025	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$1.4	$—	$1.4	$—
Interest Rate Swap	Other noncurrent assets	$0.5	$—	$0.5	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$1.0	$—	$1.0	$—
Interest Rate Swap	Other noncurrent liabilities	$0.5	$—	$0.5	$—
Interest Rate Cap	Other current liabilities	$0.3	$—	$0.3	$—

The following table summarizes the location of losses (gains) in the Condensed Consolidated Statements of Operations that were recognized during the three months ended March 31, 2026 and 2025, in addition to the derivative contract type:

		Three Months Ended March 31,
(dollars in millions)	Statement of Operations Location	2026	2025
Interest Rate Swap	Other income, net	$(7.3)	$2.6
Interest Rate Cap	Other income, net	$(0.1)	$0.6

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2026 and December 31, 2025, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2026		December 31, 2025
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,686.1	$1,685.7	$1,690.3	$1,692.4
Other financing arrangements	37.0	34.2	37.8	37.7

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2026 and December 31, 2025, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2026, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

7. Pension and Postretirement Plans

As of March 31, 2026, the Company sponsors two noncontributory defined benefit plans: one for eligible employees in Cincinnati and Hawaii, and one supplemental, nonqualified, unfunded plan for certain former senior executives. The Company also sponsors a postretirement health and life insurance plan in Cincinnati, and two postretirement health and life insurance plans for Hawaiian Telcom employees.

Lump sum payments of $8.7 million, resulting in a reduction of the benefit obligation of $8.7 million, were made in the first quarter of 2025. The Company recorded a pension settlement gain of $1.0 million in the first quarter of 2025 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost components of the net pension cost.

In the first quarter of 2025, as a result of the sale of the Disposal Group and restructuring activities carried out by the Company in the fourth quarter of 2024 (described in Note 1), certain participants of the Cincinnati postretirement benefit plan for management employees are no longer eligible for retiree life insurance benefits as the service component was not satisfied as of their termination date. As a result of the participant changes, curtailment accounting was triggered in the first quarter of 2025 and a gain of $0.2 million was recorded.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2026 and 2025.

Pension and postretirement (benefits) costs are as follows:

	Three Months Ended March 31,
	2026	2025	2026	2025
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$—	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.2	3.9	1.2	1.3
Expected return on plan assets	(3.0)	(4.0)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial gain	(0.1)	(0.1)	(1.2)	(1.1)
Pension settlement gain	—	(1.0)	—	—
Postretirement curtailment gain	—	—	—	(0.2)
Pension / postretirement (benefit) cost	$0.1	$(1.2)	$(0.2)	$(0.1)

Amortization of prior service benefit and actuarial gain in the three months ended March 31, 2026 and 2025 represent reclassifications from accumulated other comprehensive income.

For the three months ended March 31, 2026, contributions to the qualified pension plans were $0.5 million, and contributions to the non-qualified pension plans were $0.4 million. For the three months ended March 31, 2025, contributions to the qualified pension plans were $0.4 million, and contributions to the non-qualified pension plans were $0.8 million. Based on current assumptions, contributions are expected to be approximately $2 million to the qualified pension plans and $1 million to the non-qualified pension plans in 2026.

For the three months ended March 31, 2026 and 2025, contributions to our postretirement plans were $1.2 million and $1.4 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2026.

8. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, which were comprised entirely of changes in unrecognized net periodic pension and postretirement benefit (cost), were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)
Balance as of December 31, 2025	$36.8
Reclassifications, net (a)	(1.2)
Balance as of March 31, 2026	$35.6

Balance as of December 31, 2024	$35.0
Remeasurement of benefit obligations	1.2
Reclassifications, net (a)	(1.8)
Balance as of March 31, 2025	$34.4

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

9. Restructuring and Severance

Liabilities have been established for employee separations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation
Balance as of December 31, 2025	$0.8
Charges	18.2
Payments	(4.7)
Balance as of March 31, 2026	$14.3

In the fourth quarter of 2024, the Company executed a restructuring plan consisting of an organizational restructuring to centralize the Company’s management, align resources with strategic product lines and reduce costs associated with certain functions (the “Organizational Restructuring”). The Organizational Restructuring has resulted in the elimination of positions and termination of employment for certain employees in the Network segment. During the first quarter of 2026, the Company recorded severance charges of $18.2 million related to the continuation of the Organizational Restructuring, including the 2026 Voluntary Separation Program ("2026 VSP") and the Involuntary Separation Program ("ISP"). Individuals participating in the 2026 VSP are eligible for enhanced benefits and have established exit dates no later than December 31, 2026. These charges were recorded in the first quarter of 2026 at the time management resolved to eliminate the positions and are expected to be fully paid in 2026.

10. Business Segment Information

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker ("CODM"). The CODM evaluates the performance of two regions, Midwest, which services customers through our altafiber brand, and Hawaii, which services customers through our Hawaiian Telcom brand, and allocates resources based on geography. These operating segments are aggregated into one reportable segment, Network, due to similarities in the nature and economics of the regions, suppliers utilized, operating processes, and long-term financial performance. The accounting policies for the Network segment are consistent with those described in the Description of Business and Accounting Policies.

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

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Our business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Revenue
Network	$283.6	$276.4
Total revenue	$283.6	$276.4
Operating income (loss)
Network	$16.4	$16.3
Corporate	(14.8)	(5.6)
Total operating income (loss)	$1.6	$10.7
Expenditures for long-lived assets
Network	$120.0	$140.4
Corporate	0.3	2.8
Total expenditures for long-lived assets	$120.3	$143.2
Depreciation and amortization
Network	$84.3	$84.6
Corporate	1.1	—
Total depreciation and amortization	$85.4	$84.6

The following table provides information about the Network segment significant expenses that are reviewed by the CODM, that are not separately presented on the Company's consolidated statements of operations:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Network Revenue	$283.6	$276.4
Less: Significant and other segment expenses
Employee and related costs	43.4	45.2
Programming expense	34.1	34.8
Network expense	5.8	7.5
Contract services	20.9	22.2
Other expenses	60.5	62.1
Depreciation and amortization expense	84.3	84.6
Restructuring and severance related charges	18.2	3.7
Network operating costs and expenses	267.2	260.1
Network operating income	$16.4	$16.3

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results for interim periods may not be indicative of results for the full year or any other interim period.

Business Overview

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. We provide Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. The Company serves customers in two distinct regions. These regions are defined by the Company as 1) Midwest, which consists of Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana ("Greater Cincinnati"), and communities around Dayton and Columbus, Ohio that is served through our altafiber brand and 2) Hawaii, which consists of the island of Oahu and the neighboring islands that is served through our Hawaiian Telcom brand. The Company operates its businesses through one reportable business segment.

During 2025, the U.S. announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries. In response, many countries announced their own retaliatory tariffs. These associated tariffs are complex and continue to evolve as negotiations occur. We continue to evaluate the impact of global tariffs and trade restrictions on our business and operations. In February 2026, a Supreme Court ruling invalidated certain tariffs previously imposed. As the global economic environment, trade and tariff negotiations continue to evolve, the Company will continue to evaluate the exposure and work to mitigate these costs.

We are monitoring recent developments related to the conflict in the Middle East and the potential impact on our operations, including increased prices and lower availability of fuel, which can result in adverse effects on our operations, primarily in Hawaii. As a result, the impacts to our business may include higher cost of capital, increased expenses and lower profitability. The conflict did not have a material impact on our operations in the three months ended March 31, 2026.

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

	Three Months Ended March 31,
(dollars in millions)	2026	2025	Change	% Change
Revenue:
Data	$163.5	$156.3	$7.2	5%
Video	40.5	38.8	1.7	4%
Voice	48.2	55.4	(7.2)	(13)%
Other	31.4	25.9	5.5	21%
Total Revenue	283.6	276.4	7.2	3%
Operating costs and expenses:
Cost of services and products	112.9	122.1	(9.2)	(8)%
Selling, general and administrative	51.8	49.7	2.1	4%
Depreciation and amortization	84.3	84.6	(0.3)	0%
Restructuring and severance related charges	18.2	3.7	14.5	n/m
Total operating costs and expenses	267.2	260.1	7.1	3%
Operating income+	$16.4	$16.3	$0.1	1%
Operating margin	5.8%	5.9%		(0.1 pts)
Capital expenditures+	$120.0	$140.4	$(20.4)	(15)%

+ Excludes certain Corporate expenditures that have not been allocated to the business segment

	March 31,
Metrics information (in thousands):	2026	2025	Change	% Change
Midwest
Strategic
Internet subscribers*	394.6	373.1	21.5	6%

Video subscribers	100.6	109.6	(9.0)	(8)%

Enterprise Fiber - Ethernet Bandwidth	17,975	16,450	1,525	9%

FTTP Addresses**	991.7	912.9	78.8	9%

Legacy
Internet subscribers***	9.3	15.3	(6.0)	(39)%

Voice Lines	163.6	190.2	(26.6)	(14)%

* Subscribers with internet speeds of 100mbps or more

** Fiber-to-the-Premise

*** Subscribers with internet speeds of less than 100mbps

	March 31,
Metrics information (in thousands):	2026	2025	Change	% Change
Hawaii
Strategic
Internet subscribers*	134.1	111.1	23.0	21%

Video subscribers	39.1	34.8	4.3	12%

Enterprise Fiber - Ethernet Bandwidth	10,408	8,474	1,934	23%

FTTP Addresses**	482.0	418.4	63.6	15%

Legacy
Internet subscribers***	14.7	22.6	(7.9)	(35)%

Voice Lines	137.2	149.4	(12.2)	(8)%

* Subscribers with internet speeds of 100mbps or more

** Fiber-to-the-Premise

*** Subscribers with internet speeds of less than 100mbps

	Three Months Ended March 31,
	2026			2025
(dollars in millions)	Midwest	Hawaii	Total	Midwest	Hawaii	Total
Revenue
Strategic
Internet	$86.1	$23.8	$109.9	$79.3	$19.0	$98.3
Enterprise Fiber	23.7	15.4	39.1	24.7	14.7	39.4
Video	33.1	7.4	40.5	31.6	7.2	38.8
Total Strategic	142.9	46.6	189.5	135.6	40.9	176.5
Legacy
Voice	27.6	20.6	48.2	33.1	22.3	55.4
Internet	2.1	2.3	4.4	3.7	3.2	6.9
Data	6.3	3.8	10.1	7.2	4.5	11.7
Total Legacy	36.0	26.7	62.7	44.0	30.0	74.0
Other	15.7	15.7	31.4	11.3	14.6	25.9
Total Network Revenue	$194.6	$89.0	$283.6	$190.9	$85.5	$276.4

Total Network Revenue

Revenue totaling $283.6 million for the three months ended March 31, 2026 increased $7.2 million compared to the same period in 2025 as increased Strategic revenue primarily due to the increase in the Strategic Internet subscriber base more than offset the decrease in Legacy revenue.

Strategic

Strategic revenue for the three months ended March 31, 2026 increased $13.0 million compared to the same period in 2025 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the strategic internet subscriber base, adding 4,800 strategic internet subscribers in the Midwest and 6,100 strategic internet subscribers in Hawaii in the three months ended March 31, 2026. In the Midwest, we passed 16,600 addresses in the three months ended March 31, 2026 primarily related to multi-dwelling units and single family homes in the areas surrounding Dayton, Ohio and Columbus, Ohio. In Hawaii our accelerated fiber build pace enabled us to pass 14,700 addresses during the period. The Average Revenue Per User (“ARPU”) for the three months ended March 31, 2026 increased for internet in both the Midwest and Hawaii compared to the same period in 2025 primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue for the three months ended March 31, 2026 decreased $0.3 million compared to the same period in 2025 due to decreased revenue in the Midwest of $1.0 million, primarily associated with nonrecurring projects that were completed in the prior year. In addition, revenue was favorably impacted in each geography as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 9% and 23% increases in Ethernet Bandwidth in the Midwest and Hawaii, respectively.

Legacy

Legacy revenue decreased $11.3 million for the three months ended March 31, 2026 compared to the same period in 2025 due to the decline in voice lines and internet subscribers. Voice lines declined 14% and 8% in the Midwest and Hawaii, respectively, as traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in the Midwest and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline for the three months ended March 31, 2026 compared to the same period in 2025 as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue increased $5.5 million for the three months ended March 31, 2026 compared to the same period in 2025 year primarily due to professional services and hardware revenue from the completion of nonrecurring projects in the Midwest for the construction and implementation of large Wi-Fi networks.

Operating Costs and Expenses

Cost of services and products decreased $9.2 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreased payroll expense of $1.2 million due to reduced headcount, decreased video content costs of $0.7 million due to fewer subscribers and decreased network related expenses of $1.7 million related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services.

SG&A expenses increased $2.1 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increased advertising expenses of $2.4 million.

Depreciation and amortization expense decreased $0.3 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreased amortization related to customer relationships that utilize an accelerated amortization convention. Decreased amortization expense was partially offset by increased depreciation expense from the continued capital investment to expand and upgrade the Company's fiber network and related capacity.

Restructuring and severance charges of $18.2 million were recorded in the first quarter of 2026 related to a continuation of a voluntary severance program offered to certain bargained employees in the first quarter of 2026 in addition to further headcount reductions from Involuntary Severance Program actions.

Capital Expenditures

Capital expenditures are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during the three months ended March 31, 2026 we passed 16,600 FTTP addresses in the Midwest.

Midwest capital expenditures decreased $26.1 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to network upgrades that were completed in the prior year and decreased fleet vehicle purchases.

Hawaii capital expenditures increased $5.7 million for the three months ended March 31, 2026 compared to the same period in 2025 due to increased network construction expenditures, partially offset by decreased real estate purchases. In Hawaii, we passed 14,700 FTTP addresses during the three months ended March 31, 2026.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the Network business segment and transaction and integration costs. Corporate costs totaled $14.8 million and $5.6 million in three months ended March 31, 2026 and 2025, respectively. Corporate costs increased $9.2 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to $1.7 million of increased payroll related expenses and $2.5 million of additional costs related to the Company's Transformation Project that are no longer deferred. Additionally, the Company incurred $2.5 million of consulting fees related to a nonrecurring project that the Company launched in the fourth quarter of 2025. Increased amortization expense of $0.5 million and depreciation expense of $1.1 million was also recorded in the quarter due to software assets related to the Company's Transformation Project placed in service in the third quarter of 2025 and the first quarter of 2026.

Interest expense decreased $5.3 million for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to lower interest rates on the Company's Term Loans.

Other components of pension and postretirement benefit plans benefit decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a settlement gain of $1.0 million recorded in the first quarter of 2025 related to lump sum payments funded by the Hawaii defined benefit plan for union employees.

Other income, net totaled $14.2 million for the three months ended March 31, 2026 primarily due to a patronage distribution of $6.4 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement, in addition to a net gain associated with the Company's interest rate swap agreements and interest rate cap agreements of $7.4 million.

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

Loss from continuing operations before income taxes totaled $11.9 million for the three months ended March 31, 2026, resulting in a decrease of $2.0 million compared to the same period in 2025 as a result of the previously discussed trends.

The income tax provision for the three months ended March 31, 2026 for continuing operations was a benefit of $2.6 million on a reported loss before income tax of $11.9 million. The tax benefit reported is higher than the $2.5 million benefit expected at statutory rates, due primarily to adjustments to valuation allowances on net operating loss deferred tax assets.

In the three months ended March 31, 2025, a tax expense was reported in continuing operations, despite a loss before income tax, due most notably to additional valuation allowances recorded in that comparable period.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2026, the Company had an accumulated deficit of $598.9 million and $1,701.9 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $93.3 million and $14.4 million of cash flows from operations during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $428.1 million of short-term liquidity, comprised of $9.0 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility due 2028 and $19.1 million available under the Network Receivables Facility.

As of March 31, 2026, the Company had $14.3 million in borrowings and $26.6 million of letters of credit outstanding under the Network Receivables Facility, leaving $19.1 million remaining availability on the total borrowing capacity of $60.0 million. Capacity on the Network Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables.

In March 2025, the Company executed an amendment to the Network Receivables Facility that increased the maximum borrowing limit for loans and letters of credit to $60.0 million, extended the termination date to March 2028 and extended the renewal date to March 2027.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $6.4 million and $6.7 million in patronage dividends in the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2026 totaled $93.3 million, an increase of $78.9 million compared to the same period in the prior year. The increase is primarily due to restructuring payments of $4.7 million in the first quarter of 2026, a decrease of $35.5 million compared to payments of $40.2 million in the same period in the prior year. In addition, decreased working capital outflows and lower interest payments of $4.9 million, primarily due to lower interest rates in the first quarter of 2026, contributed to higher operating cash flow.

Cash used in investing activities during the three months ended March 31, 2026 totaled $118.8 million, a decrease of $24.4 million compared to the same period in the prior year. Network capital expenditures decreased $20.4 million primarily due to network upgrades performed in the Midwest in the first quarter of 2025 and lower vehicle purchases. Additionally, Corporate capital expenditures decreased $2.5 million compared to the same period in the prior year due to reduced spend related to the Company's Transformation Project.

Cash used in financing activities during the three months ended March 31, 2026 totaled $6.5 million primarily due to repayments of $13.7 million of outstanding principal amounts of the Company's CBT Notes and required payments on the Company's Term Loans due 2028 of $4.1 million, partially offset by net borrowings on the Network Receivables Facility of $14.3 million.

Cash used in financing activities during the three months ended March 31, 2025 totaled $44.5 million primarily due to the extinguishment of the Company's existing Paniolo financing arrangement of $21.4 million and a repayment of $18.9 million to resolve a temporary overdraft resulting from a miscommunication on payroll dates and related funding requirements.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of regulatory matters. There were no material changes for the three months ended March 31, 2026.

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

The Company’s most critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Standards

The Company did not adopt any new accounting standards during the three months ended March 31, 2026. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 and have concluded that, other than the changes described below, there were no other changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2026 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

In connection with the evaluation described above, the Company is in the midst of a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across sourcing, project management, and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, project management, accounts payable, procurement and fixed asset management were implemented at the beginning of the first quarter of 2026 for Midwest and Corporate operations. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a comprehensive listing of the Company’s risk factors. There were no material changes for the three months ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Fourth Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/26/2024	3.2	1-8519
10.1	Release of Claims by and between Christi H. Cornette and Cincinnati Bell Inc. dated March 19, 2026	8-K/A	3/24/2026	10.1	1-8519
31.1	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)					+
31.2	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a)					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	May 13, 2026	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	May 13, 2026	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer